Form 10-Q
period 2015-09-30
ECO ENERGY TECH ASIA, LTD
filed 2015-11-23
CIK 1650505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-207096

ECO ENERGY TECH ASIA, LTD.

(Exact name of Registrant as specified in its charter)

Nevada	0100	47-3444723
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

Flat A, 15/F, Block 1, Site 7, Whampoa Garden, Hung Hom, Kowloon, Hong Kong
(852) 91235575

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	Yes ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of the date of filing of this report, there were outstanding 20,650,000 shares of the issuer’s common stock, par value $0.001 per share.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that can be expected for the year ended December 31, 2015.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 and 2014

CONTENTS

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets	F-2

Condensed Consolidated Statements of Loss and Comprehensive Loss	F-3

Condensed Consolidated Statements of Stockholders’ Equity	F-4

Condensed Consolidated Statements of Cash Flows	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-15

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Cash in bank	$43,195	$19,211
Amount due from a shareholder	5,521	-
Deposit and prepayment	33	38
Total Current Assets	48,749	19,249
Property and equipment, net	657,807	783,984
Total Assets	$706,556	$803,233

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accrued expenses	$16,493	$22,203
Amount due to a director	4,167,166	2,768,207
Mortgage loans - current portion	22,118	30,795
Total Current Liabilities	4,205,777	2,821,205

Mortgage loans - non-current portion	662,711	785,302
Total Liabilities	4,868,488	3,606,507

STOCKHOLDERS' DEFICIT
Common stock ($0.001 par value; authorized 75,000,000 shares, 20,650,000 and 20,000,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	20,650	20,000
Additional paid-in capital	89,859	109,009
Accumulated deficits	(3,281,898)	(1,934,418)
Accumulated other comprehensive income/ (loss)	284,784	(276,245)
Total Eco Energy Tech Asia, Ltd’s equity	(2,886,605)	(2,081,654)
Non-controlling interests	(1,275,327)	(721,620)
Total Stockholders' Deficit	(4,161,932)	(2,803,274)
Total Liabilities and Stockholders' Deficit	$706,556	$803,233

See notes to condensed consolidated financial statements

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE INCOME/ (LOSS)

(Stated in US Dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
General and administrative	754,118	728,726	1,848,161	1,679,864
LOSS FROM OPERATIONS	(754,118)	(728,726)	(1,848,161)	(1,679,864)
OTHER EXPENSES
Interest expenses	16,888	-	53,026	-

LOSS BEFORE INCOME TAX	(771,006)	(728,726)	(1,901,187)	(1,679,864)
Income tax expense	-	-	-	-
NET LOSS	(771,006)	(728,726)	(1,901,187)	(1,679,864)
Net loss attributable to non-controlling interests	(111,397)	(270,835)	(553,707)	(301,693)
NET LOSS ATTRIBUTABLE TO STOCKHOLDERS	(659,609)	(457,891)	(1,347,480)	(1,378,171)

OTHER COMPREHENSIVE INCOME/ (LOSS)
Foreign currency translation adjustments	714,426	(376,513)	561,029	(514,603)
COMPREHENSIVE INCOME/ (LOSS)	$54,817	$(834,404)	$(786,451)	$(1,892,774)

NET LOSS PER COMMON STOCK:
Basic	$(0.032)	$(0.023)	$(0.066)	$(0.069)
Diluted	$(0.032)	$(0.023)	$(0.066)	$(0.069)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING:
Basic	20,650,000	20,000,000	20,513,787	20,000,000
Diluted	20,650,000	20,000,000	20,513,787	20,000,000

See notes to condensed consolidated financial statements

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015 and Years Ended December 31, 2014 and 2013

(Stated in US Dollars)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Non-controlling interests
	Number of shares	Amount					Total

Balance as of January 1, 2013 (Audited)	20,000,000	$20,000	$109,009	$-	$-	$-	$129,009
Net loss for the year	-	-	-	(43,274)	-	-	(43,274)
Foreign currency translation adjustment	-	-	-	-	(65)	-	(65)
Balance as of December 31, 2013 (Audited)	20,000,000	20,000	109,009	(43,274)	(65)	-	85,670
Net loss for the year	-	-	-	(1,891,144)	-	(631,921)	(2,523,065)
Foreign currency translation adjustment	-	-	-	-	(276,180)	(89,699)	(365,879)
Balance as of December 31, 2014 (Audited)	20,000,000	20,000	109,009	(1,934,418)	(276,245)	(721,620)	(2,803,274)
Reverse acquisition	650,000	650	(19,150)	-	-	-	(18,500)
Net loss for the period	-	-	-	(1,347,480)	-	(553,707)	(1,901,187)
Foreign currency translation adjustment	-	-	-	-	561,029	-	561,029
Balance as of September 30, 2015 (Unaudited)	20,650,000	$20,650	$89,859	$(3,281,898)	$284,784	$(1,275,327)	$(4,161,932)

See notes to condensed consolidated financial statements

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the nine months ended September 30
	2015	2014
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net loss	$(1,901,187)	$(1,679,864)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	23,555	27,105
Impairment of goodwill	-	882,785
Changes in operating assets and liabilities:
Amount due from a shareholder	(5,519)	-
Amount due to a director	1,838,593	837,446
Accrued expenses and other payables	122,488	64,356
Net Cash Provided By Operating Activities	$77,930	$131,828

Cash Flows from Investing Activities
Acquisition of subsidiary, net of cash and cash equivalents	(74,577)	(78,623)
Net Cash Used In Investing Activities	$(74,577)	$(78,623)

Cash Flows from Financing Activities
Repayment of mortgage loans	$(24,437)	$(33,919)
Net Cash Used In Financing Activities	$(24,437)	$(33,919)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$45,068	$(261)
Net increase In Cash and Cash Equivalents	23,984	19,025
Cash and Cash Equivalents at Beginning of Year	19,211	1,317
Cash and Cash Equivalents at End of Year	$43,195	$20,342

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$53,026	$-
Income taxes	$-	$-

See notes to consolidated financial statements

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30 2015 AND 2014
(Stated in US Dollars)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Eco Energy Tech Asia, Ltd (individually “ECO” and collectively with its subsidiaries, the “Company”) was incorporated under the laws of the State of Nevada on January 20, 2015.

On February 27, 2015, ECO entered into a Share Exchange Agreement with Eco Energy Tech Asia Limited (“EETA”) to issue 20,000,000 shares of its common stock to the shareholder of EETA in exchange for 100% of the EETA shares owned by the shareholder. Upon the consummation of the share exchange agreement, ECO became the holding company of EETA and EETA became a wholly-owned subsidiary of ECO.

EETA was incorporated under the laws of Hong Kong on December 27, 2012. The wholly-owned subsidiary of EETA, 3986489 Canada Inc. (“3CI”) was incorporated in Surrey, British Columbia of Canada on December 17, 2001, which acquires 60% equity interests of 7582919 Canada Inc. (“7CI”) on June 21, 2014.  EETA and 3CI are engaged in investment holding.

7CI was incorporated in Surrey, British Columbia of Canada on June 21, 2010.  The initial name was Renergy Foods Canada Inc. On March 6, 2012, Renergy Foods Canada Inc. changed its name to NuAgri, Inc. On October 1, 2013, NuAgri, Inc. changed its name to 7582919 Canada Inc. 7CI is engaged in developing a proprietary growing system that designs and builds custom biodomes ranging in size appropriate for global commercial agricultural concerns as well as small local producers.

On June 30, 2015, 3CI further acquired the equity interests of 7CI from 60.00% to 83.48%.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The consolidated financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of consolidated financial statements. These financial statements include all adjustments that, in the opinion of management, are necessary in order to make them not misleading.

Principles of consolidation

The consolidated financial statements give effect to the Share Exchange Transaction as if occurred at the beginning of the periods presented and include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates include the useful life of property and equipment, and assumptions used in assessing impairment of long-term assets.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30 2015 AND 2014
(Stated in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

•	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

•
Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

•
Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, due from related parties, other assets, accrued expenses, other payables, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

ASC 825-10 “Financial Instruments”,allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30 2015 AND 2014
(Stated in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Property and equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis (after taking into account their respective estimated residual value) over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

The estimated useful lives are as follows:

Land and buildings	35 years
Biodomes	10 years
Machinery and equipment	5 years

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the nine months ended September 30, 2015 and 2014.

Revenue recognition

The Company generates its revenue from sales of biodomes, sales of propagation services, and sales of produces. Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured, and no significant obligations remain.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying consolidated statements of loss and comprehensive loss. Advertising expenses amounted to $331,795 and nil for the nine months ended September 30, 2015 and 2014, respectively.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30 2015 AND 2014
 (Stated in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Employee benefits

The Company’s operations and employees are located in Hong Kong and Canada. The Company makes mandatory contributions to the local government’s health, retirement benefit and unemployment funds in accordance with the relevant domestic social security laws. The costs of these payments are charged to income in the same period as the related salary costs and are not material.

Income taxes

The Company is governed by the Income Tax Law of Hong Kong and Canada. The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2015 and December 31, 2014, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to harmonized sales tax (“HST”). The applicable HST rate is 12% for agricultural products sold in the Canada. The amount of HST liability is determined by applying the applicable tax rate to the amount of goods sold (output HST) less HST accrued on purchases made with the relevant supporting invoices (input HST).

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30 2015 AND 2014
 (Stated in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency translation

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). The reporting currency of the Company is the USD. The functional currency of EETA is Hong Kong dollars (“HKD”), the functional currency of CI located in Canada is the Canadian dollars (“CAD”). For the subsidiaries whose functional currencies are the HKD or CAD, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and, accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30	December 31	September 30
	2015	2014	2014
Exchange rate on balance sheet dates
USD : CAD exchange rate	1.3409	1.1629	1.1156

Average exchange rate for the period
USD : CAD exchange rate	1.2584	1.1045	1.0936

The exchange rates used to translate amounts in HKD into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30	December 31	September 30
	2015	2014	2014
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.7500	7.7577	7.7632

Average exchange rate for the period
USD : HKD exchange rate	7.7528	7.7547	7.7540

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30 2015 AND 2014
 (Stated in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share

ASC 260 “Earnings per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

Accumulated other comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the nine months ended September 30, 2015 and 2014 included net loss and unrealized loss from foreign currency translation adjustments.

Related party transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities including such person’s immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Recent accounting pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30 2015 AND 2014
 (Stated in US Dollars)

NOTE 3 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss attributable to shareholders of $1,347,480 and an accumulated deficit of $3,281,898 as of September 30, 2015. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholder. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

The Company’s ability to achieve these objectives cannot be determined at this stage. If the Company is unsuccessful in its endeavors, it may be forced to cease operations. These consolidated financial statements do not include any adjustments that might result from this uncertainty which may include adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

These factors have raised substantial doubt about the Company’s ability to continue as a going concern. There can be no assurances that the Company will be able to obtain adequate financing or achieve profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)

Land and buildings	$707,775	$816,111
Biodomes	70,698	81,520
Machinery and equipment	10,914	12,584
	$789,387	$910,215
Less: accumulated depreciation	(131,580)	(126,231)
Property and equipment, net	$657,807	$783,984

For the nine months ended September 30, 2015 and 2014, depreciation expenses amounted to $23,555 and $27,105, respectively.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30 2015 AND 2014
(Stated in US Dollars)

NOTE 5 - ACCRUED EXPENSES AND OTHER PAYABLES

At September 30, 2015 and December 31, 2014, accrued expenses consisted of the following:

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)

Accrued property tax	$5,393	$6,219
Accrued professional fees	323	2,913
Other accrued expenses	10,777	13,071
Total	$16,493	$22,203

NOTE 6 - TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the nine months ended September 30, 2015 and 2014, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

The Company was incorporated in the State of Nevada. The Company did not generate taxable income in the US for the nine months ended September 30, 2015 and 2014.

EETA was incorporated under the laws of Hong Kong. EETA did not generate taxable income in Hong Kong for the nine months ended September 30, 2015 and 2014.

3CI and 7CI were incorporated in Surrey, British Columbia of Canada.  3CI and 7CI did not generate taxable income in Canada for the nine months ended September 30, 2015 and 2014.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30 2015 AND 2014
(Stated in US Dollars)

NOTE 7 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net loss per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss available to common stockholders for basic and diluted net loss per share of common stock	$(659,609)	$(457,891)	$(1,347,480)	$(1,378,171)
Weighted average common stock outstanding – basic	20,650,000	20,000,000	20,513,787	20,000,000
Effect of dilutive securities	-	-	-	-
Weighted average common stock outstanding – diluted	20,650,000	20,000,000	20,513,787	20,000,000

Net loss per common stock – basic	$(0.032)	$(0.023)	$(0.066)	$(0.069)
Net loss per common stock – diluted	$(0.032)	$(0.023)	$(0.066)	$(0.069)

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company received advances from its director. These advances are unsecured, interest free and repayable on demand.  Details of the amount at September 30, 2015 and December 31, 2014 are as follows:

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Name
Cheung Yuen May	$4,167,166	$2,768,207

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30 2015 AND 2014
(Stated in US Dollars)

NOTE 9 - MORTGAGE LOANS

The mortgage loans at September 30, 2015 and December 31, 2014 are as follows:

		September 30,	December 31,
	Interest rate	2015	2014
		(Unaudited)	(Audited)
Farm Credit Canada	4.5% p.a.	$351,881	$414,816
Farm Credit Canada	4.5% p.a.	113,250	133,336
iFunds Mortgage	13.5% p.a.	219,698	267,945
Total		$684,829	$816,097
Mortgage loans -current portion		(22,118)	(30,795)
Mortgage loans -non-current portion		$662,711	$785,302

The mortgage loans are secured by the land and buildings owned by the Company.

Interest expenses incurred on the mortgage loans were $53,026 and nil for the nine months ended September 30, 2015 and 2014 respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

As of September 30, 2015, the Company did not have commitments and contingency liability.

NOTE 11 - SUBSEQUENT EVENTS

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our consolidated financial statements for the nine months ended September 30, 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates, including those related to useful lives of real estate assets, bad debts, impairment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events. See “Cautionary Statement Regarding Forward Looking Statements” above.

Plan of Operations

Company Summary

Eco Energy Tech Asia, Ltd. is a development stage company. We were incorporated under the laws of the state of Nevada on January 20, 2015. We have developed a proprietary growing system that designs and builds custom biodomes ranging in size appropriate for global commercial agricultural concerns as well as small local producers; delivering greater yields per meterthan traditional single level greenhouse operations resulting from our multi-tier/multi-level growing system which permits us to grow a greater number of plants. Our fiscal year end is December 31.

On February 27, 2015, we entered into a Share Exchange Agreement to acquire 100% of the outstanding capital stock of Eco Energy Tech Asia, Ltd. (“EETA”), a Hong Kong corporation formed on December 27, 2012. Pursuant to the Share Exchange Agreement, we issued 20,000,000 shares of our common stock to the sole shareholder of EETA in exchange for 1,000,000 ordinary shares of EETA. The sole shareholder of EETA, Yuen May Cheung, is also our Chief Executive Officer, President and sole Director.  EETA is also the owner of 83.48% of the common stock of 7582919 Canada, Inc., a corporation originally formed pursuant to the laws of British Columbia, Canada on June 21, 2010 as Renergy Foods Canada, Inc. On March 6, 2012, Renergy Foods Canada, Inc. changed its name to NuAgri, Inc. On October 1, 2013, NuAgri, Inc. changed its name to 7582919 Canada, Inc.

Our business offices are currently located at Flat A, 15/F, Block 1, Site 7, Whampoa Garden, Hung Hom, Kowloon, Hong Kong. Our telephone number is (852) 91235575.

We have three (3) executive officers, Yuen May Cheung, our Chief Executive Officer and President, Victor J. Elias, our Chief Financial Officer, and Thomas Colclough, our Chief Operating Officer. Yuen May Cheung is our sole Director.

We are a development stage company that has generated no revenues and has had limited operations to date. From January 20, 2015 (date of inception) to September 30, 2015 we have incurred accumulated net losses of $1,347,481. As of September 30, 2015, we had $706,556 in current assets and current liabilities of $4,205,777. Through September 30, 2015 we have issued an aggregate of 20,650,000 shares of our common stock since our inception. We issued 20,000,000 shares of our common stock pursuant to the Share Exchange Agreement on February 27, 2015, and we issued a total of 650,000 shares to 41 separate foreign shareholders on April 24, 2015, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, for total proceeds of approximately $6,500. Except for the transaction pursuant to the Share Exchange Agreement described above, since our inception we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

 Our Business

We have developed a proprietary growing system that designs and builds custom biodomes ranging in size appropriate for global commercial agricultural concerns as well as small local producers; delivering greater yields per meter than traditional single level greenhouse operations resulting from our multi-tier/multi-level growing system which allows us to grow a greater number of plants. By avoiding a traditional, low-profit commoditized monoculture environment, Eco Energy can increase profitability by selling a higher yielding and diversified range of high-profit niche produce.

We have completed the first Biodomes on five acres land which located 4174 184th Street, Surrey, Canada, and we are in process of establishing manufacturing capabilities. EcoEnergy designs and builds climate-controlled Biodomes with Vertical Aeroponic Growing Cabinets that mitigate the risks associated with growing vegetables, herbs, microgreens, and fruits. Biodomes can be designed to incorporate retail areas and be situated at ground level, on rooftops in urban areas, or in virtually any geographic location. Revenues will be generated from the sale of Biodomes, vertical aeroponic growing cabinets, nutrient solutions, and support media.

Our goals over the next twelve (12) months are to:

•	Commercialization of the First Biodomes in Canada
•	Development and Commercialization of the BioDomes for the Asian Market
•	Contracting to build the First Biodomes in China Market
•	Development the Second Generation of the BioDomes
•	Increase sales, engineering, and support personnel

Expenditures

The following chart provides an overview of our budgeted expenditures by significant area of activity over the next twelve (12) months, assuming we are able to attract sufficient debt or equity financing. There can be no assurance that we will be able to attract financing and we may be required to scale back operations accordingly (See “Risk Factors”).

The following table outlines the planned use of working capital and does not take Inventory expenses into account. If we are able to attract sufficient debt or equity financing and are successful in securing manufacturing facilities for BioDomes and are able to secure orders, we will need to secure inventory financing. There can be no assurance that such financing will be available to us, and our inability to obtain such financing would materially impact our ability to execute our business plan as outlined in this Registration Statement (See “Risk Factors”).

	Months 1-3	Months 4 - 6	Months 7-9	Months 10-12	Total 12 months
Mortgage	$24,200	$24,200	$24,200	$24,200	$96,800
Payroll	$60,000	$80,000	$100,000	$120,000	$360,000
Loans	$9,000	$9,000	$9,000	$9,000	$36,000
Supplies	$10,000	$12,000	$12,000	$15,000	$49,000
Utilities	$3,000	$4,500	$6,000	$8,000	$21,500
Accounting	$4,500	$4,500	$4,500	$4,500	$18,000
Legal	$10,000	$6,000	$3,000	$3,000	$22,000
Auditing	$6,000	$6,000	$6,000	$6,000	$24,000
CFO	$22,500	$22,500	$22,500	$22,500	$90,000
VP Sales	$15,000	$15,000	$15,000	$15,000	$60,000
Consulting
Project Management	$16,500	$16,500	$16,500	$16,500	$66,000
Product Development	$30,000	$30,000	$15,000	$15,000	$90,000
Engineering
Mechanical	$60,000	$60,000	$30,000	$30,000	$180,000
Electrical	$20,000	$20,000	$20,000	$20,000	$80,000
Software	$30,000	$5,000	$5,000	$5,000	$45,000
Marketing
Advertising	$200,000	$250,000	$280,000	$300,000	$1,030,000
Promotion	$50,000	$100,000	$150,000	$200,000	$500,000
Investor Relations	$100,000	$120,000	$150,000	$200,000	$570,000
Total Expenditures	$670,700	$785,200	$868,700	$1,013,700	$3,338,300

Milestones

Months 1 through 3

During the first three (3) months we plan to:

o	Complete development on the next generation of Biodome
o	Define the testing procedures Nutrition Fluid
o	Complete Trademark registration in China and process the application of patent in China and Japan
o	Enter contract with factory for first Biodome development in china
o	Starting the new architecture drawing in the second level of expansion in Canada property
o	Produce the flame work of the Biodome
o	Hire financial, sales, engineering staff in Canada and China

BioDome II

We design and builds climate-controlled Biodomes with Vertical Aeroponic Growing Cabinetsthat mitigate the risks associated with growing vegetables, herbs, microgreens, and fruits. Biodome can be designed to incorporate retail areas and be situated at ground level, on rooftops in urban areas, or in virtually any geographic location. Revenues will be generated from the sale of Biodome, vertical aeroponic growing cabinets, nutrient solutions, and support media.  It is our intention to make the necessary modifications to the system, namely the development of a BioDome II, to make System can work faster and control better, but we will need to source components, make engineering refinements, and have molds for mass production made.

Testing of Nutrition Solution

EcoEnergy have developed a naturally derived nutrient solution to grow healthy and tasty produce rich in nutrients. The basic nutrients required for plant growth are divided into two main categories:

• Macronutrients: Nitrogen, calcium, potassium, magnesium, phosphorus, and sulphur; and;

• Micronutrients: Iron, zinc, molybdenum, selenium, manganese, boron, copper, cobalt, and chlorine.

EcoEnergy has engaged China Agricultural Labs to testing the Fluid and developing the system to produce the nutrition fluid.

Complete Trademark Registration in China

File for trademark protection in China to protect our business name, product names, domain names, logos and slogans.

Contract to build the first Biodome in Southern China

We are currently negotiating a contract with a company in Southern China for a 125,000 square foot industrial building that can producing 300 tons of vegetable per month. EcoEnergy has developed a proprietary, patent-pending aeroponics growing cabinet in which crops of various sizes can be cultivated vertically in multiple layers. This growing arrangement increases plant density. Based on a variety of plant sizes, a EcoEnergy Biodome will hold between 200,000 and 600,000 plants, all in a footprint comprising less than a third of an acre.

Development the Second Generation of the BioDomes

We presently are working with South China Agricultural University to develop the new BioDome II drawing for large size in the urban city on engineering, manufacturing, and tooling. During this period we intend on securing all work in process inventory, design documentation, prototypes and any and all intellectual property

Molds generally take 4-6 weeks to manufacture and that time increases with any changes that need to be made. Based on the fact that we already have Prototypes that have gone through several revisions, we expect to have minimal, if any, changes during the molding phase. As such we can reasonably expect that molds should be complete by month three (3).

 Financial/Sales/Engineering Staff

We plan on hiring two engineers and one VP sales during months one (1) through three (3). One engineer for hardware, one for software, and one for mechanical. If in the event we are unable to secure engineers with the required skills necessary we will continue to outsource such functions. We believe, however, that having in house engineers will significantly reduce the amount of time we spend going back and forth with outsourced service providers.

In addition, we expect that during months one (1) through three (3) that we will hire a VP of sales to handle product sales to distributors and retailers for the vegetable markets.

Months 4 through 6

During the following three (3) months, we expect to achieve the following:

o	Hiring the Architecture company for the new design for BioDome in China
o	Seek more suppliers for the materials for lighting and nutrition fluids
o	Hiring the first architecture drawing of expansion in Canada site
o	Engage the engineering company to design the Controlled Atmosphere ( no CO2) Storages
o	Developing second generation of Aeroponic Growing Systems
o	Begin advertising / promotion campaign

Hiring the Architecture Company for the new design for BioDome in China Project

Eco Energy will use ETFE pillows as cladding for its Biodomes with the pillows held in place by aluminum keder tracks and compression plates. Structural movement is absorbed within each panel. A significant architectural feature of Eco Energy Biodome is that they are largely sealed and equipped with air-lock doors. These features limit the venting of carbon dioxide (which is added as a plant growth accelerant) and keep insects and pathogens out.

Hiring the first architecture drawing of expansion in Canada site

The Canada greenhouse projects can be expanded to 200,000 sq. ft. and storage to 50,000 sq. ft. with controlled atmosphere storages system. We are hiring Karl Wein & Associates to prepare architectural drawings for new development purpose.

Engage the engineering company to design the Controlled Atmosphere Storages

The ideal oxygen level for storing pears must be between 1 and 3%; for some varieties of apples, however, it must be lower than 1%. Storage under such O2 conditions is referred to as Ultra Low Oxygen (ULO) storage. ULO storage takes place in gas-tight cells and is used for the long-term storage of apples, pears, blue berries and kiwis. We shall be engaging a European engineering company to develop storage system to protect the fast-growing products.

Developing second generation of Aeroponic Growing Systems

Conventional soil-based agriculture may use anywhere from 200 to 400 liters of water to produce a single kilogram of tomatoes. In a hydroponic horticulture in a typical greenhouse, the same quantity of tomatoes would require 70 liters of water. However, with our aeroponic system, less than 20 liters of water will be required to produce a kilogram of tomatoes .The Second Generation of Aeroponic growing systems will be saving more energy and water, better time controlling for anti-season products.

Months 7 through 9

During the following three (3) months, we expect to achieve the following:

o	Samples to distributors
o	Finish the design in china project and start to order the materials
o	Finish the second level of BioDome and Lighting system design
o	Begin Engineering on Controlled Atmosphere Storage
o	Starting the develop the computer system to control the lighting and temperature for the BioDome

Distributor Samples

If we are successful in previous months, it is anticipated that in months seven (7) through nine (9) we will have the first crop of products and send samples to distributors as well as certain supermarket chains and local market suppliers. During our discussions with distributors, such as Big Corporation, our understanding is that new products are evaluated and tested by a committee and then taken to retailers to gauge interest. Retailer interest determines initial order levels.

Finish the design for China project and start to order the materials

We are currently negotiating a contract with Tin Wan Clean Company in China to develop a 150,000 sq. ft. industrial area. If and when we successfully enter into this contract, we shall complete the architectural drawings and order the materials, most of which can be purchased in China.

Months 10 through 12

o	Start to install the equipment in the China BioDome
o	Design the package for the products for the Asia market
o	Seeking the products seeds sources for China markets
o	Testing the Controlled Atmosphere Storage
o	Begin advertising / promotion campaign

During the following three (3) months, we expect to achieve the following:

Start to install the equipment in the China BioDome

We will start to install control systems in the building as follows:

• Artificial Light Control System: Measures available light conditions and automatically switches supplemental lighting on/off, when necessary;

• Carbon Dioxide Control System: Monitors and automatically adjusts carbon dioxide levels foroptimal plant growth when the Biodome is sealed;

• Climate Control System: Monitors a variety of climate control parameters, automatically activating the appropriate HVAC equipment in order to heat, cool, or dehumidify the Biodome;

• Energy Control System: Monitors both the availability and energy requirements in the Biodome;

• ETFE Control System: Measures parameters such as interior and exterior temperatures, wind velocity, and snow loads and automatically inflate or deflate the Biodome pneumatic ETFE pillows in order to maintain structural integrity and interior climate conditions.

• Nutrient Control System: Monitors, activates and maintain the release of plant nutrients and oxygen;

• Plant Productivity System: Monitors, manages, and forecasts crop growing / harvest parameters;

• Video Monitoring System: Monitors and activates video cameras in and around the Biodome.

Water Test System:  Monitors the testing of water in pH

Design the package for the products for the Asia market

We believe the fruity packaging designs are offering consumers some eye-catching ways to feel more health-conscious about the products they are using. Today, people are often concerned about the dietary ingredients and health effects of certain foods and beverages they consume. That is why marketing a product to consumers that visually seems healthier or nutritious is an inventive way to stand out from competitors.

Seeking the products seeds sources for China markets

Today, the proprietary seed market accounts for a staggering share of the world's commercial seed supply. We will seek the best seed sources to serve the China market.

Testing the Controlled Atmosphere Storage

•
Controlled Atmosphere Storage is a system for holding respiratory produce in an atmosphere that differs   from normal air in respect of CO2 and O2 levels. Practical advantages of storage under Controlled Atmosphere:

	▪	Considerable decrease in fruit respiration rate.
▪	A reduction in the effect of ethylene on metabolism.
▪	An extension in storage life and excellent firmness of flesh.

Begin advertising / promotion campaign

Biodomes allow the year-round production of fresh, local vegetables in an urban setting; they thus make a significant contribution to narrowing the environmentally detrimental gap between production and consumption. However, during the initial business development phase where we establish the proof of concept for our growing technologies (using the prototype Biodome), we will market such produce to local consumers using principally direct retail methods , or – where more appropriate – via wholesale channels. The direct methods of marketing will depend on the country of operation and available infrastructure to facilitate retail transactions. This activity requires the development of a robust and easily recognizable brand.

We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans or complete the development and commercialization of our product.

Liquidity and Results of Operations

Comparison for the Three Months Ended September 30, 2015 and September 30, 2014; and for the Nine Months Ended September 30, 2015 and September 30, 2014

Revenues and Gross Profit

Revenues and Gross Profit for the three months ended September 30, 2015 and September 30, 2014 are zero, and for the nine months ended September 30, 2015 and September 30, 2014 are zero. The Company is a development stage company and has incurred significant costs in research and development activities. See discussion below for further information. As of September 30, 2015, the Company had incurred an accumulated deficit of $3,281,898 since inception.

Costs and Expenses

Total operating cost and expenses increased to $754,118 for the three months ended September 30, 2015, as compared to $728,726 for the three months ended September 30, 2014. And total operating cost and expenses increased to $1,848,161 for the nine months ended September 30, 2015, as compared to $1,679,864 for the nine months ended September 30, 2014. These increases were primarily due to increasing costs associated with General Administrative Expenses.

Other Income and Expenses

Interest expense was $16,888 in the three months ended September 30, 2015 as compared to $Nil for the three months ended September 30, 2014. And $53,026 in the nine months ended September 30, 2015 as compared to $Nil for the nine months ended September 30, 2014.

Income Taxes

The Company had no income tax expenses or income tax benefit for each of the three months ended September 30, 2015, and September 30, 2014, and for the nine months ended September 30, 2015 and September 30, 2014, due to incurrence of net operating loss in each of these periods. There are no income tax refund opportunities currently available.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flows.

Liquidity and Capital Resources

Long-Term Debt / Note Payable and Other Commitments

The Company had owned a Land and Buildings and had mortgage commitments for capital expenditures. In addition, the Company is liable for monthly payments of $5,882 on mortgage finance. As at September 30, 2015, the principal owed is $684,829.  As of December 31, 2014, the principal owed is $816,097.

Cash Flow Information

The Company had working capital deficit of approximately $4,157,028 and a current ratio of 0.012 as of September 30, 2015. And the Company had working capital deficit of $2,801,956 and a current ratio of 0.007 at December 31, 2014. The increase in working capital and the current ratio at September 30, 2015, as compared to December 31, 2014, was primarily due to the use of working capital for operations as well as marketing expenses. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next twelve (12) months.

During the nine months ended September 30, 2015, the Company had cash and cash equivalents of approximately $43,195 as compared to cash and cash equivalents of $19,211 as of December 31, 2014. This represents a slight increase in cash of $23,984.

Cash provided by Operating Activities

The Company provided approximately $77,930 of cash for operating activities in the nine months ended September 30, 2015, as compared to provided $131,828 of cash for operating activities in the nine months ended September 30, 2014. This resulted in a decrease in cash provided by operating activities of $53,898. The expenses consisted of filing fees, professional fees and other general expenses.

Cash Used In Investing Activities

The Company uses approximately $74,577 of cash for investing activities in the nine months ended September 30, 2015 as compared to use $78,623 of cash for investing activities in the nine months ended September 30, 2014. This resulted in a decrease in cash used in investing activities of $4,046.

Cash Used in Financing Activities

Financing activities in the nine months ended September 30, 2015, used $24,437 of cash as compared to $33,919 of cash used in the nine months ended September 30, 2014. The Company did not incur any debt issuance costs in 2015.

The Company’s principal sources and uses of funds are investments from accredited investors. The Company would need to raise additional capital in order to meet its business plan. Management intends to secure additional funds using borrowing or the further sale of securities to accredited investors in the future. There is no assurance that we may secure funding, or whether it can do so on terms acceptable to us, or at all, and its liquidity would be severely compromised.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, amongst other things, the realization of assets and satisfaction of liabilities in the course of business.

We anticipate that our future liquidity requirements will arise from the need to fund our growth, pay our current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from private sources and/or debt financing.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements expressing concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures about contingent assets and liabilities. We base these estimates and assumptions on historical experience and on various other information and assumptions that are believed to be reasonable under the circumstance. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as additional information is obtained, as more experience is acquired, as our operating environment changes and as new events occur. Our critical accounting policies are listed in the notes to our audited financial statements included in of this registration Statement

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2004. Based on this evaluation, we concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company has no knowledge of existing or pending legal proceedings against the Company, nor is the Company involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell or issue any shares of unregistered securities during the three month period ended September 30, 2015.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    OTHER INFORMATION

On November 12, 2015, the Securities and Exchange Commission declared our Registration Statement on Form S-1, as amended, initially filed on September 28, 2015, effective.

ITEM 5.   EXHIBITS

 INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO ENERGY TECH ASIA, LTD. (Registrant)

Signature	Title	Date
/s/Yuen May Cheung
Yuen May Cheung	Chief Executive Officer	November 23, 2015,

/s/Victor J. Elias
Victor J. Elias	Chief Financial Officer	November 23, 2015,