Form 10-K
period 2015-12-31
ECO ENERGY TECH ASIA, LTD
filed 2016-04-12
CIK 1650505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-207095

Eco Energy Tech Asia, Ltd.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	47-3444723
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Flat A, 15/F, Block 1, Site 7,
Whampoa Garden, Hung Hom,
Kowloon, Hong Kong.

(Address of Principal Executive Offices and Zip Code)

(852) 91235575

 Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)
Common Stock, par value $0.001 per share	Over the Counter Electronic Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 11, 2016, there were outstanding 20,650,000 shares of the registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Certain documents contained in our Registration Statement on Form S-1, as amended, SEC File No. 333-207095, and declared effective on November 12, 2015, are hereby incorporated by reference.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors.” These and other factors could cause our results to differ materially from those expressed in this Annual Report on Form 10-K.

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity, and market size, is based on information from various sources, on assumptions that we have made that are based on those data and other similar sources, and on our knowledge of the markets for our services. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by third parties and by us.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “company,” “our company,” “we,” “us,” and “our” refer to Eco Energy Tech Asia, Ltd. and, when appropriate, its subsidiaries.

ii

PART I

ITEM 1.	BUSINESS

Overview

Eco Energy Tech Asia, Ltd. ( the “Company” “we” or “us”) is a development stage company. We were incorporated under the laws of the state of Nevada on January 20, 2015. To date we have not generated any revenues. We have developed a proprietary growing system that designs and builds custom biodomes ranging in size appropriate for global commercial agricultural concerns as well as small local producers; delivering greater yields per meter than traditional single level greenhouse operations resulting from our multi-tier/multi-level growing system which permits us to grow a greater number of plants. Our fiscal year end is December 31.

On February 27, 2015, we entered into a Share Exchange Agreement to acquire 100% of the outstanding capital stock of Eco Energy Tech Asia, Ltd. (“EETA”), a Hong Kong corporation formed on December 27, 2012. Pursuant to the Share Exchange Agreement, we issued 20,000,000 shares of our common stock to the sole shareholder of EETA in exchange for 1,000,000 ordinary shares of EETA. The sole shareholder of EETA, Yuen May Cheung, is also our Chief Executive Officer, President and sole Director.  EETA is also the owner of 83.34% of the common stock of 7582919 Canada, Inc., a corporation originally formed pursuant to the laws of British Columbia, Canada on June 21, 2010, as Renergy Foods Canada, Inc. On March 6, 2012, Renergy Foods Canada, Inc. changed its name to NuAgri, Inc. On October 1, 2013, NuAgri, Inc. changed its name to 7582919 Canada, Inc.

We have developed a proprietary growing system that designs and builds custom biodomes ranging in size appropriate for global commercial agricultural concerns as well as small local producers; delivering greater yields per meterthan  traditional single level greenhouse operations as a result of our multi-tie/multi-level system which permits us to grow a greater number of plants. By avoiding a traditional, low-profit commoditized monoculture environment, we can increase profitability by selling a higher yielding and diversified range of high-profit niche produce.

Our proprietary biodomes are environmentally friendly and can be located anywhere, including in the most climatically inhospitable areas. The Company’s technologies provide the ability to grow high margin produce for tweleve (12) months of the year, with faster growing times and cost-effective energy management. As a result, clients will experience faster capital payback, enhanced profitability and compelling, consistent revenue growth.

Marketing Overview

We are in the process of building a sales organization to penetrate established markets with multiple product lines to sell Biodomes to property developers, and commercial growers; sell propagation services to commercial growers; sell produce to restaurants, hotels, supermarkets, and greengrocers as well as direct to consumers.

We will establish partnerships with local (supermarket) food retailers, which can locate directly below a Biodome’s production area. In such an arrangement, local retailers will make product purchase commitments with the dome operators.

Product Overview

• Turnkey Biodomes
We design and build climate-controlled Biodomes with Vertical Aeroponic Growing Cabinets that markedly increase yields and mitigates the risks associated with growing vegetables, herbs, microgreens, and fruits.

• Micropropagation Services
We intend to provide commercial growers worldwide with the highest quality, certified disease free, high-yielding plantlets grown in a closed-controlled environment from both seeds and cuttings obtained by micropropagation.

• Karma Verdi Brand: Local. Everywhere.
We intend to develop a global network of small commercial growers interested in contract growing for the Karma Verdi Brand. This brand will differentiate itself by growing produce locally so it is fresh, and where possible, alive to increase shelf life for both retailers and consumers year-round.

ITEM 1.	BUSINESS (CONTINUED)

Background

The following few key global issues shape our business model for the foreseeable future.

Increasing Populations

With no change to the 1.14%1 annual growth rate, the current world population of 6.79 billion people will double over the next 61 years to 13.6 billion. Realistically, and according to projections, the world population will continue to grow until at least 2050, with the population reaching 9 billion in 2040.2 Most of this growth will take place in developing nations.

Energy Inflation

For the developed world, conventional food production and distribution requires a tremendous amount of energy. Besides fueling farm machinery and transporting food, significant energy goes towards the production of artificial fertilizers and pesticides, and to the processing, packaging, and storing of food. Because commercial growers have evolved to depend upon the use of low-cost rural land, inefficient greenhouses, and low-cost fossil fuels to supply food to urban centers, they have not been designed to deal with the potential problems associated to energy inflation. Over time, and with an annual rate of 7.33%3 energy inflation, this inherent inefficiency in food production and distribution has resulted in increased food prices. Extrapolating the 7.33% rate of inflation, energy costs are likely to double in the next ten years.
__________________________
1 Wolfram Alpha data worldwide
2 International Data Base (IDB) — World Population, and World Population Clock — Worldometers.
3 Wolfram Alpha data for the United States

Global Warming / Climate Change

ITEM 1.	BUSINESS (CONTINUED)

With global warming and climate change, predictions4 call for the frequency of warm spells or heat waves to increase over most land areas. Other likely changes include an increase in the number of areas that will be affected by drought, floods, and tropical storm activity, all of which will have a negative impact on agricultural activities and result in increased food prices.

Food Inflation

With increasing populations, energy costs, and climate change, the current annual rate of 1.84%5 per year is likely to increase significantly: In all likelihood, this rate of inflation will likely increase to match the higher rate of energy inflation.

Consumer Food Choice Trends

Four primary food choice trends exist in today’s market:

•	Health and wellness – an aging population increasingly focused on health awareness is creating a demand for chemical-free foods, functional foods, nutraceuticals, and treating food as medicine.

•
Convenience – with a faster pace of lifestyle, smaller households, a higher rate of women working, and time becoming a more valuable resource, there is a growing demand for smaller portions of prepared foods.

•
Value – with an increasingly educated and sophisticated consumer, there is a growing demand for premium private label products. With increasing income distribution and gaps, and declining food expenditure share, there is growing price consciousness of lower income consumers.

•
Pleasure - As populations in developing countries increase, new immigrants are replenishing the declining populations in developed countries. This trend is creating an increasing demand for ethnic and exotic foods. In addition, consumers are increasingly looking for more variety in the taste of their food. Due to the fact that they want to be indulgent and guilt-free, they are seeking more healthy foods

______________________________________________________________________
4 Intergovernmental Panel on Climate Change. "Summary for Policymakers". In Solomon 2007.
5 Wolfram Alpha data for the United States

Our Products

EcoEnergy provides sustainable horticultural solutions that will allow commercial growers to achieve higher yields, stable year-round production and significantly improve their operational performance. Productivity and cost-efficiency are enhanced through a marked reduction of inputs, energy consumption, waste and pollution. These solutions include the following proprietary products and services:

ITEM 1.	BUSINESS (CONTINUED)

Turnkey Biodomes

We design and build climate-controlled Biodomes with Vertical Aeroponic Growing Cabinets that mitigate the risks associated with growing vegetables, herbs, microgreens, and fruits. Biodomes can be designed to incorporate retail areas and be situated at ground level, on rooftops in urban areas, or in virtually any geographic location. Revenues will be generated from the sale of Biodomes, vertical aeroponic growing cabinets, nutrient solutions, and support media.

            Micropropagation Services

We intend to provide commercial growers worldwide with the highest quality, certified disease free, high-yielding plantlets grown in a closed-controlled environment from both seeds and cuttings obtained by micropropagation. EcoEnergy intends to incorporate a state-of-the-art plant biotechnology/ micropropagation laboratory into a warehouse and its second demonstration Biodome; and by applying the latest in modern plant tissue culture methods. Revenues will be generated from the sale of plantlets.

Karma Verdi Brand: Local. Everywhere

We intend to develop a global network of small commercial growers interested in contract growing for the Karma Verdi Brand. This brand will differentiate itself by growing produce locally so it is fresh, and where possible, alive to increase shelf life for both retailers and consumers year-round. The revenues of growers and retailers benefit from higher out-of-season prices. The Company is also developing the KarmaVerdi.com website to process orders for this international network of growers and to promote the Brand, consisting of a diversified range of fruits, herbs, microgreens, and vegetables. Social media assets, the website, and print-on-demand eBooks will be used to promote recipes, chefs, and restaurants that use Karma Verdi produce. Revenues will be generated from the sale of Karma Verdi – branded material as well as distribution and processing fees.

Technologies

EcoEnergy Biodome

One of our principal objectives is to provide food producers with the opportunity of growing high-quality food crops year-round – even in heavily populated urban environments. For this purpose, we have developed several design versions of an insulated, efficient hi-tech plant sheltering structures called “EcoEnergy Biodomes”. These custom Biodomes may be configured as single-level or as two-story structures, depending on the requirements of the end user and the necessary technical degree of sophistication. A two-story version can, for instance, incorporate a retail floor and a crop cultivation floor. Our initial demonstration Biodome consists of a growing level, a laboratory floor, and a test retail area.

There are a number of architectural and environmental features, which set EcoEnergy Biodomes apart from most conventional (monoculture-type, petrochemically-intensive) greenhouses. In the paragraphs below, we discuss a number of environmental and biological aspects as they relate specifically to the creation of ideal crop growing conditions in EcoEnergy Biodomes.

First, a discussion of some of the architectural benefits of the EcoEnergy Biodomes that pertain largely to the extensive use of a cladding material called ETFE (Ethylene tetrafluoroethylene). This product is a lightweight, high-strength, low-cost, transparent non-petroleum based plastic with a number of remarkable properties:

ITEM 1.	BUSINESS (CONTINUED)

ETFE has a significantly longer lifespan of up to fifty (50) years than the frequently used poly sheets, which need to be replaced every three (3) to four (4) years. At the same time, among a wide range of common cladding materials used in greenhouses, ETFE film ranks highest in terms of plant growth enhancing light transmittance (both for direct and for diffuse light), allowing transmission of up to 95% all light frequencies. ETFE weighs only 1% as much as glass, making for considerable material savings from a structural perspective. The non-stick characteristics of ETFE make it low maintenance and virtually self-cleaning. With a wide service temperature range of between -200° to +150° C, ETFE is extremely resistant to tearing, weathering, solvents and chemicals. It is also extremely flexible and can stretch up to 200% before breaking. Furthermore, ETFE is low flammable and self-extinguishing. In contrast to many other plastics, specifically those used to cover non-glass greenhouses, ETFE is not a petrochemical derivative (i.e. no solvents or additives are used in the water-based manufacturing process) and can be fully recycled. When fashioned into so-called “pneumatic pillows” (which may consist of three layers of 100 micron sheets of ETFE welded together with specialized welding equipment), a significant solar gain can be achieved inside EcoEnergy Biodomes: ETFE in a triple-layered pillow configuration achieves a U-value of approximately 1.95 W/m2K, considerably better than triple glazing. Pneumatic ETFE pillows can be filled with air and kept inflated at pressures of 200 and 600 Pascal’s. Gauges and electronic switches are used to monitor and automatically activate low-power electrical fans connected to the pillows to maintain air pressure. Maintaining air pressure (rather than creating air flow) markedly lowers energy consumption. As well, the air pressure in the pillows pre-stresses them to withstand external loads, such as snow and wind. EcoEnergy will use ETFE pillows as cladding for its Biodomes with the pillows held in place by aluminum keder tracks and compression plates. Structural movement is absorbed within each panel.

A significant architectural feature of EcoEnergy Biodomes is that they are largely sealed and equipped with air-lock doors. These features limit the venting of carbon dioxide (which is added as a plant growth accelerant) and keep insects and pathogens out.

Plant Lighting

For optimal photosynthesis, plants require specific types and amounts of light. Inadequate lighting may stunt growth and compromise the taste of produce. EcoEnergy Biodomes are designed to use full spectrum diffused light in order to optimize plant yields.

When natural light is not sufficiently available, EcoEnergy Biodomes will supplement with artificial light. Amongst other technologies, sulphur plasma lights will be used. Researchers at Wageningen University in the Netherlands reported that sulphur plasma lights produced young cucumber plants that are 64% heavier than those grown under a SON-T-light, a light source traditionally used in the horticultural industry.

Sulphur plasma lamps provide a true, full spectrum light similar to that of sunlight. Sulphur plasma light is low in infrared energy; less than 1% of the spectrum is ultraviolet light. As much as 75% of the emitted radiation is in the visible spectrum, far more than with other types of lamps. Sulphur plasma lamps are between 25% and 100% more efficient than any other artificial source of high quality white light.

Together with a leading Dutch plant lighting scientist, we will be testing a range of lighting options including LED lights to gain first-hand experience in this crucial field.

Plant Biotechnology and Micropropagation Laboratory

Our demonstration Biodome will house a state-of-the-art plant biotechnology / micropropagation laboratory to be located on the lower floors of the structure. This well-equipped lab will serve numerous purposes, including the study of seed physiology and germination patterns, the assessment of crop growth performance (physiology, biochemistry), the quality and health control of foods grown (microbiology), the formulation and testing of dry blend and liquid solution fertilizers, and the optimization of aeroponics nutrient delivery mechanisms. Further, the laboratory will also serve to address, test, and resolve post-harvest and packaging issues, and finally to assess the potential of new crops, such as micro-greens. A significant section of the laboratory will be devoted to the micropropagation of plants. The result will be large quantities of disease-free crops of superior quality for ensuing cultivation in EcoEnergy Biodomes, as well as for sale to the wider market. The most promising crops currently under consideration for in vitro micropropagation include strawberry, raspberry, blackberry, potato, culinary herbs (e.g., oregano, thyme, French tarragon), spices (Wasabi, Horseradish), and medicinal plants (such as Goldenseal and Seabucktorn). Specific protocols for the micropropagation of such crops will be developed and refined. Plants with nutraceutical potential (e.g., the sugar replacement plant “Stevia”) will also be addressed.

ITEM 1.	BUSINESS (CONTINUED)

A key design objective of the laboratory is that it allows micropropagation to be scaled up rapidly. We will be able to respond quickly and efficiently to an anticipated increase in market demand for its high quality propagated juvenile plants.

Growing Cabinets

We have developed a proprietary aeroponics growing cabinet in which crops of various sizes can be cultivated vertically in multiple layers. This growing arrangement increases plant density. Based on a variety of plant sizes, a EcoEnergy Biodome will hold between 200,000 and 600,000 plants, all in a footprint comprising less than a third of an acre (which is roughly equivalent to 1/10 ha). At a very basic level, we can differentiate two main types of roots: (1) Burrowing roots that serve to anchor the plant; and (2) Fine root hairs through which plants absorb most of the water and nutrients they require.

When growing in the soil, plant root systems need to seek out nutrients and water in what is typically a very hostile, competitive environment characterized by limited, local, and highly variable nutrient availability. In contrast, in a soilless environment, plants do not need to develop an extensive system of burrowing roots to access nutrients. EcoEnergy's growing cabinets optimize plant growth by providing ideal conditions – a dark, oxygenated environment where nutrients are delivered in a spray with the perfect droplet size consisting of less than 5 microns. In such an environment, plants can put all of their energies directly into the development of healthy fine root hairs, which optimize nutrient uptake and accelerated plant growth.

Furthermore, our growing cabinet design addresses a problem that has limited the commercial use of aeroponics nutrient systems: blocked nozzles. We intend to file a patent that bypasses the problem of blocked nozzles, paving the way for widespread commercial adoption of our solution.

Nutrient Solution

Conventional soil-based agriculture may use anywhere from 200 to 400 liters of water to produce a single kilogram of tomatoes. In a hydroponic horticulture in a typical greenhouse, the same quantity of tomatoes would require 70 liters of water. However, with our aeroponic system, less than 20 liters of water will be required to produce a kilogram of tomatoes.

We will market a naturally derived nutrient solution to grow healthy and tasty produce rich in nutrients. The basic nutrients required for plant growth are divided into two main categories:

•	Macronutrients: Nitrogen, calcium, potassium, magnesium, phosphorus, and sulphur; and;
•	Micronutrients: Iron, zinc, molybdenum, selenium, manganese, boron, copper, cobalt, and chlorine.

We have developed and market a nutrient solutions formulated specifically for each Biodome crop.

Biodome Control Systems

EcoEnergy Biodomes use sophisticated control technologies, which automatically monitor and adjust plant growth parameters twenty-four hours a day, seven days a week.

In alphabetical order, control systems include:

•	Artificial Light Control System: Measures available light conditions and automatically switches supplemental lighting on/off, when necessary;
•	Carbon Dioxide Control System: Monitors and automatically adjusts carbon dioxide levels for optimal plant growth when the Biodome is sealed;
•	Climate Control System: Monitors a variety of climate control parameters, automatically activating the appropriate HVAC equipment in order to heat, cool, or dehumidify the Biodome;

ITEM 1.	BUSINESS (CONTINUED)

•	Energy Control System: Monitors both the availability and energy requirements in the Biodome;
•
ETFE Control System: Measures parameters such as interior and exterior temperatures, wind velocity, and snow loads and automatically inflate or deflate the Biodomes pneumatic ETFE pillows in order to maintain structural integrity and interior climate conditions.

•	Nutrient Control System: Monitors, activates and maintain the release of plant nutrients and oxygen;
•	Plant Productivity System: Monitors, manages, and forecasts crop growing / harvest parameters;
•	Video Monitoring System: Monitors and activates video cameras in and around the Biodome.

The Opportunity

We have identified a number of needs that if addressed cost-effectively, provide a significant opportunity to support a commercially viable business.

            Growing Environment to Supply Local Markets

With transportation and food distribution costs expected to rise in the foreseeable future and with consumers increasingly interested in buying locally, there is an opportunity to supply growing environments such as the EcoEnergy Biodome to commercial growers within or close to urban markets. As costs associated to food distribution increase over time, more consumers will become interested in supporting local growers.

Growing Environment with a Smaller Footprint

With increasing populations and migration to urban areas, land costs in and around urban areas are expected to continue to rise over the coming decades. Because energy and food costs and demand are expected to rise in the foreseeable future, there is an opportunity to supply commercially viable growing environments that occupy a smaller footprint that is located in or around urban areas.

More Productive Year-Round Growing Environment

With climate change the increased risk of draughts, floods, and cold and hot temperatures will continue to impact the availability of food year-round. As a result, there is a significant opportunity to supply a growing system such as the EcoEnergy Biodome that can grow produce year-round, provide more crops per year, and enjoy the profits associated with out-of-season production. In addition, there is an opportunity to supply Biodomes to areas not traditionally used to grow fresh produce because of inhospitable climate.

Healthier Growing Environment

With climate change and the consequential adverse weather conditions expected to compromise food security, there is an opportunity to supply Biodomes that can be controlled to provide a healthier growing environment that limits exposure to pathogens, root rot, humidity, fungi, algae, and excessive cold or heat.

Improved Growing System

With the increased cost of land and need to generate profits, there is an opportunity to supply growing systems to commercial farmers that will achieve higher plant densities than currently available, allow the development of healthier roots, and that use less water and nutrient solution.

ITEM 1.	BUSINESS (CONTINUED)

Healthier and Diversified Range of Niche Products

Because commercial growers are continuously seeking ways to maximize yields, and because healthy plants require healthy seedlings, there is an opportunity to supply commercial growers with seedlings that are warranted to be disease-free and pathogen-free. In addition, there is an opportunity to supply a diversified range of seedlings that are simply not commercially available.

Lower Cost Branding Solution for Local Suppliers

Smaller commercial growers cannot afford to brand their produce in the same way as larger commercial growers that have sophisticated websites that incorporate social media, professional packaging designs, and access to shelf space in supermarkets. As a result, there is an opportunity to allow smaller commercial growers to market their produce under a shared brand. This eventuality is accomplished by allowing smaller commercial growers to grow under contract for EcoEnergy Foods and to market produce directly under the Karma Verdi Brand

Target Markets

Today, an increasing number of (urban) food consumers want to know where their food is produced and are thus concerned about aspects such as the environmental impacts of food production, carbon footprints, and sustainability. Our turnkey urban agriculture system will appeal to a growing number of entities that wish to tap into this consumer market trend:

             Commercial Growers

Commercial growers represent our largest target market; all of our products and services should appeal to segments of this large, diverse market.

Eco Business Opportunities	Potential Opportunities for Eco to Market:
Turn-Key Biodomes	Yes
Soilless Growing Systems & Supplies	Yes
Greenhouse Retrofits	Yes
Micropropagation Services	Yes
Production & Sale of Biodome-Grown Produce/Herbs/Specialty Crops	Yes
Karma Verdi Brand	Yes

Competition

Our competitive research shows that few players are developing integrative, interdisciplinary approaches that match challenging goals of plant science with hands-on, commercial growing methods specifically for the urban agriculture context.

A handful of direct competitors address indoor vertical farming methods (mostly hydroponics), growing produce on city rooftops, or bringing plant life to abandoned industrial buildings. While vertical soilless growing systems are being developed in various configurations, work is often limited to low-margin leafy greens rather than tackling more challenging and profitable crops.

Many of our competitors are well established, have longer-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources. As a result, these competitors may be able to respond more quickly and effectively than we can to new or changing opportunities or customer requirements.  Existing or future competitors may develop or offer products that provide price, service, number or other advantages over those we intend to offer.  If we fail to compete successfully against current or future competitors with respect to these or other factors, our business, financial condition, and results of operations may be materially and adversely affected.

ITEM 1.	BUSINESS (CONTINUED)

Our Competitive Advantage

Biodomes versus Traditional Greenhouses

Most suppliers provide a single floor greenhouse design that has benefitted from small incremental design improvements over the last forty years. However, these design changes have not addressed fundamental design flaws that impact on the viability and profitability of commercial growing operations.

Greenhouses invariably use glass that requires shade cloths to diffuse light and minimize heat buildup in summer, and are extremely expensive to heat in winter. In some areas, greenhouse operations cannot operate in winter months because the cost of heating is too high. When heat levels rise, hot air along with carbon dioxide used to optimize plant growth is vented out of the greenhouse. Because they are not sealed, greenhouses are susceptible to pest and pathogen invasion. When using a positive pressure to minimize the presence of pathogens and pests, higher energy costs ensue.

In creating a microclimate around the plants, a few patented designs achieve the benefit of delivering optimum air quality to plants. However, because these systems use traditional greenhouse designs, pathogens and pests are not guaranteed to be kept out.

EcoEnergy Biodomes are sealed, grow areas do not require venting, are extremely well insulated, filtered and designed to diffuse light.

Growing Systems

Most traditional greenhouse operations grow plants on horizontal surfaces; train plants to grow upwards, and may suspend plants to form multiple layers. Because artificial lighting solutions are so costly, lights are placed high above the plants to maximize coverage. This characteristic compromises the taste of produce. Growing horizontally is not an efficient use of space.

An emerging and increasing number of companies are commercializing their vertical growing systems.

Our Aeroponic Growing System allows plants to grow on multiple layers, positions lights closer to the plants, creates an ideal micro climate for plants, and delivers light directly to leaves. In addition, the aeroponic nutrient delivery system oxygenates plant roots, delivers optimum droplet size for nutrient uptake, and only uses 20% of water and nutrients used by hydroponic systems.

Property and Facilities

Our Hong Kong business office is located at Flat A, 15/F, Block 1, Site 7, Whampoa Garden, Hung Hom, Kowloon, Hong Kong.  This office is provided to us by our Chief Executive Officer, President and Director, Yuen May Cheung, at no cost to our Company. Through our Canadian subsidiary, 7582919 Canada Inc., we own a parcel of land at 4174 184th Street, Surrey, British Columbia, Canada (the “Land”). The Land is approximately five (5) acres and is valued at $684,251. We currently have mortgages on the parcel in the original principal amount of $702,956. We make monthly payments of $5,732. The current outstanding balances on the mortgages are $658,702 as of December 31, 2015. We currently own a Biodome we have constructed on the Land and it is valued at $56,879.

Dependence on One or a Few Major Customers

We do not anticipate dependence on one or a few major customers for at least the next twelve (12) months or the foreseeable future.

ITEM 1.	BUSINESS (CONTINUED)

Environmental Regulations

Environmental regulations have had no materially adverse effect on our operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of service or otherwise have a materially adverse effect on our business, financial condition or results of operation. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stricter environmental legislation and regulations could continue. To the extent that laws are enacted or other governmental action is taken that imposes environmental protection requirements that result in increased costs, our business and prospects could be adversely affected.

Patents, Trademarks and Licenses

We currently do not have any patents or trademarks; and we are not party to any license, franchise, concession, or royalty agreements or any labor contracts.

Employees

In addition to our three (3) executive officers, we currently have five (5) part time employees.

We file reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any other filings required by the SEC. The public may read and copy any materials we file with, or furnish to, the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS

This information is not required as a result of our status as a “small business issuer.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2.	PROPERTIES

Our Hong Kong business office is located at Flat A, 15/F, Block 1, Site 7, Whampoa Garden, Hung Hom, Kowloon, Hong Kong.  This office is provided to us by our Chief Executive Officer, President and Director, Yuen May Cheung, at no cost to our Company. Through our Canadian subsidiary, 7582919 Canada Inc., we own a parcel of land at 4174 184th Street, Surrey, British Columbia, Canada (the “Land”). The Land is approximately five (5) acres and is valued at $684,251. We currently have mortgages on the parcel in the original principal amount of $702,956. We make monthly payments of $5,732. The current outstanding balances on the mortgages are $658,702 as of December 31, 2015. We currently own a Biodome we have constructed on the Land and it is valued at $56,879.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of this report, we know of no material pending legal proceedings to which we are a party or of which any of our property is the subject. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public market for our common stock. On March 3, 2016, the Financial Industry Regulatory Authority, Inc., or FINRA, cleared our application for an unpriced quotation in OTC Link under the trading symbol “EYTH.” There can be no assurance that an active trading market for our shares will develop, or, if developed, that it will be sustained

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Equity Compensation Plan Information

None

Recent Sales of Unregistered Securities

On February 27, 2015, we entered into a Share Exchange Agreement to acquire 100% of the outstanding capital stock of Eco Energy Tech Asia, Ltd. (“EETA”), a Hong Kong corporation formed on December 27, 2012. Pursuant to the Share Exchange Agreement, we issued 20,000,000 shares of our common stock to the sole shareholder of EETA in exchange for 1,000,000 ordinary shares of EETA. The sole shareholder of EETA, Yuen May Cheung, is also our Chief Executive Officer, President and Director.

On April 24, 2015, we issued a total of 650,000 shares to 41 separate foreign shareholders pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, for total proceeds of approximately $6,500.

Issuer Purchases of Equity Securities

None

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, based upon our current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth elsewhere in this Annual Report on Form 10-K.

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

On February 27, 2015, we entered into a Share Exchange Agreement to acquire 100% of the outstanding capital stock of Eco Energy Tech Asia, Ltd. (“EETA”), a Hong Kong corporation formed on December 27, 2012. Pursuant to the Share Exchange Agreement, we issued 20,000,000 shares of our common stock to the sole shareholder of EETA in exchange for 1,000,000 ordinary shares of EETA. The sole shareholder of EETA, Yuen May Cheung, is also our Chief Executive Officer, President and sole Director.  EETA is also the owner of 82.65% of the common stock of 7582919 Canada, Inc., a corporation originally formed pursuant to the laws of British Columbia, Canada on June 21, 2010 as Renergy Foods Canada, Inc. On March 6, 2012, Renergy Foods Canada, Inc. changed its name to NuAgri, Inc. On October 1, 2013, NuAgri, Inc. changed its name to 7582919 Canada, Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our business offices are currently located at Flat A, 15/F, Block 1, Site 7, Whampoa Garden, Hung Hom, Kowloon, Hong Kong. Our telephone number is (852) 91235575.

We have three (3) executive officers, Yuen May Cheung, our Chief Executive Officer and President, Philip K.H. Chan, our Chief Financial Officer, and Thomas Colclough, our Chief Operating Officer. Yuen May Cheung is our sole Director.

We are a development stage company that has generated no revenues and has had limited operations to date. From January 20, 2015 (date of inception) to December 31, 2015 we have incurred accumulated net losses of $2,010,755. As of December 31, 2015, we had $719,094 in current assets and current liabilities of $4,860,450 Through December 31, 2015 we have issued an aggregate of 20,650,000 shares of our common stock since our inception. We issued 20,000,000 shares of our common stock pursuant to the Share Exchange Agreement on February 27, 2015, and we issued a total of 650,000 shares to 41 separate foreign shareholders on April 24, 2015, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, for total proceeds of approximately $6,500. Except for the transaction pursuant to the Share Exchange Agreement described above, since our inception we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

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

Our goals over the next twelve (12) months are to:

•	Commercialization of the First Biodomes in Canada
•	Development and Commercialization of the BioDomes for the Asian Market
•	Contracting to build the First Biodomes in China Market
•	Development the Second Generation of the BioDomes
•	Increase sales, engineering, and support personnel

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Expenditures

The following chart provides an overview of our budgeted expenditures by significant area of activity over the next twelve (12) months, assuming we are able to attract sufficient debt or equity financing. There can be no assurance that we will be able to attract financing and we may be required to scale back operations accordingly.

The following table outlines the planned use of working capital and does not take Inventory expenses into account. If we are able to attract sufficient debt or equity financing and are successful in securing manufacturing facilities for BioDomes and are able to secure orders, we will need to secure inventory financing. There can be no assurance that such financing will be available to us, and our inability to obtain such financing would materially impact our ability to execute our business plan as outlined in this Report.

	Months 1-3	Months 4 - 6	Months 7-9	Months 10-12	Total 12 months
Mortgage	$24,200	$24,200	$24,200	$24,200	$96,800
Payroll	$60,000	$80,000	$100,000	$120,000	$360,000
Loans	$9,000	$9,000	$9,000	$9,000	$36,000
Supplies	$10,000	$12,000	$12,000	$15,000	$49,000
Utilities	$3,000	$4,500	$6,000	$8,000	$21,500
Accounting	$4,500	$4,500	$4,500	$4,500	$18,000
Legal	$10,000	$6,000	$3,000	$3,000	$22,000
Auditing	$6,000	$6,000	$6,000	$6,000	$24,000
CFO	$22,500	$22,500	$22,500	$22,500	$90,000
VP Sales	$15,000	$15,000	$15,000	$15,000	$60,000
Consulting
Project Management	$16,500	$16,500	$16,500	$16,500	$66,000
Product Development	$30,000	$30,000	$15,000	$15,000	$90,000
Engineering
Mechanical	$60,000	$60,000	$30,000	$30,000	$180,000
Electrical	$20,000	$20,000	$20,000	$20,000	$80,000
Software	$30,000	$5,000	$5,000	$5,000	$45,000
Marketing
Advertising	$200,000	$250,000	$280,000	$300,000	$1,030,000
Promotion	$50,000	$100,000	$150,000	$200,000	$500,000
Investor Relations	$100,000	$120,000	$150,000	$200,000	$570,000
Total Expenditures	$670,700	$785,200	$868,700	$1,013,700	$3,338,300

Milestones

Months 1 through 3

During the first three (3) months we plan to:

o	Complete development on the next generation of Biodome
o	Define the testing procedures Nutrition Fluid
o	Complete Trademark registration in China and process the application of patent in China and Japan
o	Enter contract with factory for first Biodome development in china
o	Starting the new architecture drawing in the second level of expansion in Canada property
o	Produce the flame work of the Biodome
o	Hire financial, sales, engineering staff in Canada and China

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Contract to build the first Biodome in Southern China

We are currently negotiating a contract with a company in Southern China for a 125,000 square foot industrial building that can producing 300 tons of vegetable per month. EcoEnergy has developed a proprietary, patent-pending aeroponics growing cabinet in which crops of various sizes can be cultivated vertically in multiple layers. This growing arrangement increases plant density. Based on a variety of plant sizes, an EcoEnergy Biodome will hold between 200,000 and 600,000 plants, all in a footprint comprising less than a third of an acre.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Months 4 through 6

During the following three (3) months, we expect to achieve the following:

o	Hiring the Architecture company for the new design for BioDome in China
o	Seek more suppliers for the materials for lighting and nutrition fluids
o	Hiring the first architecture drawing of expansion in Canada site
o	Engage the engineering company to design the Controlled Atmosphere ( no CO2) Storages
o	Developing second generation of Aeroponic Growing Systems
o	Begin advertising / promotion campaign

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Liquidity and Results of Operations

Comparison of the Years Ended Results – For the Years Ended December 31, 2014 and December 31, 2015

Revenues and Gross Profit

Revenues and Gross Profit for the year ended December 31, 2015, 2014 are zero. The Company is a development stage company and has incurred significant costs in research and development activities. See discussion below for further information. At December 31, 2015, the Company had incurred an accumulated deficit of $3,945,173 since inception.

Costs and Expenses

Total operating cost and expenses increased to $2,641,790 for the year ended December 31, 2015, as compared to $2,469,988 for the year ended December 31, 2014. These increases were primarily due to increasing costs associated with General Administrative Expenses, mainly Marketing expenses.

Other Income and Expenses

Interest expense were $51,481 in years ended December 31, 2015 as compared to $53,077 for the year ended December 31, 2014. All interest expenses are incurred from Mortgages.

Income Taxes

The Company had no income tax expenses or income tax benefit for the years ended December 31, 2015 and December 31, 2014, due to incurrence of net operating loss in each of these periods. There are no income tax refund opportunities currently available.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flows.

Liquidity and Capital Resources

Long-Term Debt / Note Payable and Other Commitments

The Company had owned a Land and Buildings and had mortgage commitments for capital expenditures. In addition, the Company is liable for monthly payments of $5,732 on mortgage finance. As at December 31, 2015, the principal owed is $658,702.

Cash Flow Information

The Company had working capital deficit of approximately $4,770,175 and a current ratio of 0.02 at December 31, 2015, The Company had working capital deficit of $2,801,956 and a current ratio of 0.007 at December 31, 2014. The increase in working capital deficit at December 31, 2015, as compared to December 31, 2014, was primarily due to the use of working capital for operations as well as marketing expenses. The increase in current ratio was primarily due to the increase in cash in bank. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next twelve months.

During the year ended December 31, 2015, the Company had cash and cash equivalents of approximately $89,824 as compared to cash and cash equivalents of $19,211 at December 31, 2014. This represents a slight increase in cash of $70,613.

Cash used in Operating Activities

The Company used approximately $2,661,039 of cash for operating activities in the years ended December 31, 2015 as compared to use $1,556,737 of cash for operating activities in the years ended December 31, 2014. This resulted in an increase in cash used in operating activities of $1,104,302.

Cash Provided by Financing Activities

Financing activities in the years ended December 31, 2015 provide $2,733,135 of cash as compared to $1,654,244 of cash provide in the years ended December 31, 2014. The Company did not incur any debt issuance costs in 2015.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures about contingent assets and liabilities. We base these estimates and assumptions on historical experience and on various other information and assumptions that are believed to be reasonable under the circumstance. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as additional information is obtained, as more experience is acquired, as our operating environment changes and as new events occur. Our critical accounting policies are listed in the notes to our audited financial statements included in of this report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to our consolidated financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this Annual Report on Form 10-K, which consolidated financial statements, notes, and report are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

ITEM 9A.	CONTROLS AND PROCEDURES (CONTINUED)

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

On March 3, 2016, the Financial Industry Regulatory Authority, Inc., or FINRA, cleared our application for an unpriced quotation in OTC Link under the trading symbol “EYTH.”

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and position of each of our directors and executive officers are as follows:

Name	Age	Position

Yuen May Cheung	49	Chief Executive Officer, President and Director

Victor J. Elias	63	Chief Financial Officer (Resigned March 16, 2016)

Philip K.H. Chan	38	Chief Financial Officer (Appointed March 16, 2016)

Tom Colclough	60	Chief Operating Officer

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

Yuen May Cheung, Age 49, Chief Executive Officer, President and Director

Ms. Cheung, is our founder and our Chief Executive Officer, President and sole Director and has served in in such capacities since our inception in January of 2015. She has also served as Chief Executive Officer and President of our subsidiaries, EETA, since its inception in 2012, and 7582919 Canada, Inc, since its inception in 2010. Ms. Cheung currently devotes her full working time to the management and operations of our Company. Ms. Cheung was the co-founder of GuangNing ChangRong Bamboo & Wood Handicraft Products Co. Ltd, a factory and manufacturer, served as Director and owned by Ms. Cheung, since 2007, Ms. Cheung served as Director of Zhong Cui Investments Ltd., a marketing company, owned by Ms. Cheung since 2006. Ms. Cheung provides hands-on leadership, strategic direction and operations management with a focus on business development, exceptional quality management and fiscal accountability. Ms. Cheung attended Centennial College in Toronto, Canada from 1989-1991 where she received a Certificate of Accounting, and she also attended Chui Hai College in Hong Kong from 1984-1988 where she received a degree in Business Management. Ms. Cheung does not, and has not served as an officer or director of any other company required to file reports with the Securities and Exchange Commission.

Victor J. Elias, Age 63, Chief Financial Officer (Resigned 3/16/2016)

Mr. Elias is our Chief Financial Officer and has served in that capacity since September 1, 2015. Mr. Elias devotes approximately twenty-five percent (25%) of his working time to the operations and management of our Company. From 2011 to present, Mr. Elias also serves as General Counsel, to Pan Ocean International Business, Ltd. providing strategic advice relating to mergers & acquisitions, corporate reorganizations and financings; advising and supporting Pan Ocean management in merchant banking and advisory activities; responsible for onsite client support in North America and Europe; maintaining an office in Vancouver, Canada with regular visits to the Hong Kong office. He devotes approximately seventy-five percent (75%) of his working time to the business of Pan Ocean International Business, Ltd.  From 1992 to 2011, Mr. Elias served as Co-founder, Director and General Counsel of Enigma Technologies, Inc., a provider of electronics manufacturing services with operations in Vancouver and Montreal, Canada with sales offices in Cheyenne, WY and contracted services in Shenzhen, China. In Vancouver, Enigma Interconnect Inc., employed 80+ employees in a +40,000 sq. ft. facility; Western Canada’s largest fabricator of electronic circuit boards. In Montreal, Enigma Interconnecte Inc. employed 100 employees in +50,000 sq. ft. facility, engaged in design and assembly of electronic circuit boards. From 2004 to 2015, Mr. Elias also served as Co-founder, Director and Chair of Applied RFID Solutions Inc., a Vancouver based developer of HF-RFID reader/writer modules and 13.56 MHz passive RFID enabled sensor tags. From 1977 to Present, Mr. Elias has been an attorney licensed to practice in British Columbia. Mr. Elias received his law degree from the University of Manitoba in 1976. He received a Bachelor of Arts degree from University of Manitoba in 1973.  He is a member in good standing of the Law Society of British Columbia, Canadian Bar Association and International Bar Association. Mr. Elias does not, and has not served as an officer or director of any other company required to file reports with the Securities and Exchange Commission.

Philip K.H. Chan, age 38, Chief Financial Officer (Appointed 3/16/2016)

From December 2012, until the present, Mr. Chan served as Executive Director for Willing International Capital (Shanghai) Co. Ltd. Willing International Capital is a consulting firm that provides financial advisory and accountancy services. From April 2011, until June 2012, Mr. Chan served as Vice President of Finance for Search Media Holdings, Ltd., a company listed on AMEX under the symbol “IDI”, and a leading nationwide multi-platform media company and one of the largest operators of integrated outdoor billboard and in-elevator advertising networks in China. From April, 2006 until March 2011, Mr. Chan initially served as Financial Controller and thereafter promoted to Financial Controller of Xinhua Sports & Entertainment (HK) Limited is a wholly-owned subsidiary of Xinhua Sports & Entertainment Limited, a China's leading diversified financial and entertainment media company, listed on the Nasdaq Global Market under the symbol "XSEL" on March 9, 2007. From June, 2004 until April, 2006, Mr. Chan served as Analyst, Business Area Controlling for Deutshe Bank AG, Hong Kong Branch where he was responsible for the integrity of the books and records and provision of financial information thereof for the relevant business line, involving the ongoing review and development of systems and processes to enable this to occur in an efficient and orderly manner. From November, 2000 until May, 2005, Mr. Chan served as Audit Department Accountant and was thereafter promoted to Audit Department Assistant Manager for the KPMG where he gained 3 years of audit experience in various industries. He also led teams of 3 to 10 persons to perform audit, IPO and due diligence. From September, 1999 through November, 2000, Mr. Chan was employed as a Staff Accountant for the firm of Deloitte Touche Tohmastu, where he took part in client engagements of varying sizes in different industries. He was responsible for revised voucher forms, audit planning and assisting in audit assignments and gained significant exposure in listed companies. Mr. Chan attended the University of Hong Kong from 1996 through 1999 where he earned a Bachelor of Business Administration Degree in Accounting and Finance. He is a member in good standing of the Association of Chartered Certified Accountants, the Hong Kong Society of Accountants and the Hong Kong Society of Financial Analysists. Except as set forth above, Mr. Chan has not served as an executive officer or director of any other company required to file reports with the Securities and Exchange Commission.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

Tom Colclough, Age 60, Chief Operating Officer

Mr. Colclough is our Chief Operating Officer and has served in that capacity since our inception in January of 2015,  Mr. Coclough is, and has served as, the Chief Operating Officer of our subsidiaries, EETA, since its inception in 2012, and 7582919 Canada, Inc, since its inception in 2010. Mr. Colclough devotes all of his working time to the management and operations of our Company. Since 1992, Mr. Colclough has held senior roles in strategic health and defense programs in the UK, Africa and the Middle East with ICL, IBM, Micro Strategy, BAE Systems, and IBA. The majority of roles have required practical steps to implement new and innovative technologies providing solutions to challenging problems. He holds a Bachelor of Science degree in Medical Engineering and Biological Sciences from the University of Keele. Mr. Colclough does not, and has not served as an officer or director of any other company required to file reports with the Securities and Exchange Commission.

Board Composition

Our Bylaws provide that the Board of Directors shall consist of no less than 1, but not more than 9 directors. Each director serves until his successor is elected and qualified.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee “financial expert.” As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a) (15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of our directors currently meet the definition of “independent” as within the meaning of such rules as a result of their current positions as our executive officers.

Significant Employees

We have no significant employees other than the executive officers/directors described above.

Family Relationships

There are no familial relationships between our officers and directors.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Stockholder Communications with the Board

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Section 16(a) Beneficial Ownership Reporting Compliance

16(a) of the Securities Exchange Act of 1934 requires the Company directors and executive officers, and persons who own more than ten percent of the Company’s common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company intends to ensure to the best of our ability that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners are complied with in a timely fashion.

ITEM 11.	EXECUTIVE COMPENSATION

We have not paid since our inception, nor do we owe, any compensation to our executive officers or directors. There are no arrangements or employment agreements with our executive officer or directors pursuant to which they will be compensated now or in the future for any services provided as an executive officer, and we do not anticipate entering into any such arrangements or agreements with them in the foreseeable future.

Outstanding Equity Awards at 2015 Fiscal Year-End

We do not currently have a stock option plan or any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception; accordingly, none were outstanding at December 31, 2015.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are currently no employments or other contracts or arrangements with our executive officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of such directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Annual Report for:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
•	each of our executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws, and the address for each person listed in the table is c/o Eco Energy Tech Asia, Ltd., Flat A, 15/F, Block 1, Site 7, Whampoa Garden, Hung Hom, Kowloon, Hong Kong.

The percentage ownership information shown in the table below is calculated based on 20,650,000 shares of our common stock issued and outstanding as of the date of this Annual Report. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of Class of Beneficial Ownership	Name of Beneficial Owner	Amount and Nature	Percentage of Class
Common Stock	Yuen May Cheung, Chief Executive Officer, President and Director	20,000,000 (D)	96.85%

Common Stock	Philip K.H. Chan	70,000 (D)	0.03%
All officers and directors as a group		20,070,000	96.88%

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

We do not have any issued and outstanding securities that are convertible into common stock. None of our stockholders are entitled to registration rights.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2015, we have received advances from Yuen May Cheung, our Chief Executive Officer, President and sole Director in the aggregate amount of $4,835,650. These advances are unsecured, interest free and repayable on demand.

On February 27, 2015, we issued 20,000,000 shares of our common stock pursuant to the Share Exchange Agreement to Yuen May Cheung, our Chief Executive Officer, President and sole Director.

On April 24, 2015, we issued 70,000 shares of our common stock to our Chief Financial Officer, Philip K.H. Chan for cash in the amount of $0.01 per share, or an aggregate value of $700, in connection with our Regulation D offering.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We were billed by our current independent public accounting firm, Dominic K.F. Chan & Co, for the following professional services they performed for us during the years ended December 31, 2015 and 2014 as set forth in the table below.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES (CONTINUED)

	Year Ended December 31,
	2015	2014
Audit fees	$45,000	$
Audit-related fees	$0--		$--
Tax fees	$0--		$--
All other fees	$1,000-		$--

Our sole Director pre-approves all audit and non-audit services performed by the Company's auditor and the fees to be paid in connection with such services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.

(b)	Exhibits

Exhibit	Description

3.1	Articles of Incorporation of Registrant.*

3.2	Bylaws of Registrant.*

10.1	Share Exchange Agreement dated February 27, 2015*

23.1	Consent of Dominic K.F. Chan & Co., Certified Public Accountants*

31.1	Certificate of Yuen May Cheung, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Philip K.H. Chan, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Yuen May Cheung, President and Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Philip K.H. Chan, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference from our Registration Statement on Form S-1, as amended, SEC File No. 333-207095 declared effective on November 12, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO ENERGY TECH ASIA, LTD.

Dated: April 12, 2016	By:	/s/ Yuen May Cheung
Yuen May Cheung
President and Chief Executive Officer

Dated: April 12, 2016	By:	/s/ Philip K.H. Chan
Philip K.H. Chan
Chief Financial Officer

Signature	Title	Date

/s/ Yuen May Cheung	President and Chief Executive Officer (Principal Executive Officer) and Director	April 12, 2016
Yuen May Cheung

/s/ Philip K.H. Chan	Chief Financial Officer (Principal Financial and Accounting Officer)	April 12, 2016
Philip K.H. Chan

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Eco Energy Tech Asia, Ltd

We have audited the accompanying consolidated balance sheets of Eco Energy Tech Asia, Ltd and subsidiaries (the “Company”), as of December 31, 2015 and 2014 and the related consolidated statements of operations, shareholders’ equity and other comprehensive income, and cash flows, for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014 and the results of its operations and their cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has minimal operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, generate income, and ultimately, achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dominic K.F. Chan & Co

Dominic K.F. Chan & Co

Certified Public Accountants

Hong Kong, March 29, 2016

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES

AUDITED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	December 31,
	2015	2014
ASSETS
Cash	$89,824	$19,211
Deposit and prepayment	451	38
Total Current Assets	90,275	19,249

Property and equipment, net	628,819	783,984
Total Assets	$719,094	$803,233

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accrued expenses	$17,947	$22,203
Amount due to a director	4,828,067	2,768,207
Mortgage loans - current portion	14,436	30,795
Total Current Liabilities	4,860,450	2,821,205

Mortgage loans - non-current portion	644,266	785,302
Total Liabilities	5,504,716	3,606,507

SHAREHOLDERS' DEFICIT
Common stock ($0.001 par value; authorized 75,000,000 shares, 20,650,000 and 20,000,000 shares issued and outstanding at December 31, 2015 and 2014, respectively)	20,650	20,000
Additional paid-in capital	89,859	109,009
Accumulated deficits	(3,945,173)	(1,934,418)
Accumulated other comprehensive income (loss)	453,178	(276,245)
Total Eco Energy Tech Asia, Ltd’s deficit	(3,381,486)	(2,081,654)
Non-controlling interests	(1,404,136)	(721,620)
Total Shareholders' Deficit	(4,785,622)	(2,803,274)
Total Liabilities and Shareholders' Deficit	$719,094	$803,233

See notes to audited consolidated financial statements

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES

AUDITED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the Years Ended December 31,
	2015	2014

REVENUE	$-	$-
COST OF REVENUE	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative	2,641,790	2,469,988
LOSS FROM OPERATIONS	(2,641,790)	(2,469,988)
OTHER EXPENSES
Interest expenses	51,481	53,077

LOSS BEFORE INCOME TAX	(2,693,271)	(2,523,065)
Income tax expense	-	-
NET LOSS	(2,693,271)	(2,523,065)
Net loss attributable to non-controlling interests	682,516	631,921
NET LOSS ATTRIBUTABLE TO STOCKHOLDERS	(2,010,755)	(1,891,144)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	729,423	(276,180)
COMPREHENSIVE LOSS	$(1,281,332)	$(2,167,324)

NET LOSS PER COMMON STOCK:
Basic	$(0.098)	$(0.095)
Diluted	$(0.098)	$(0.095)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING:
Basic	20,546,712	20,000,000
Diluted	20,546,712	20,000,000

See notes to audited consolidated financial statements

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES

AUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2015 and 2014

(Stated in US Dollars)

	Common stock				Accumulated
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	other comprehensive income (loss)	Non-controlling interests	Total

Balance as of January 1, 2014	20,000,000	$20,000	$109,009	$(43,274)	$(65)	$-	$85,670
Net loss for the year	-	-	-	(1,891,144)	-	(631,921)	(2,523,065)
Foreign currency translation adjustment	-	-	-	-	(276,180)	(89,699)	(365,879)
Balance as of December 31, 2014	20,000,000	20,000	109,009	(1,934,418)	(276,245)	(721,620)	(2,803,274)
Reverse acquisition	650,000	650	(19,150)	-	-	-	(18,500)
Net loss for the year	-	-	-	(2,010,755)	-	(682,516)	(2,693,271)
Foreign currency translation adjustment	-	-	-	-	729,423	-	729,423
Balance as of December 31, 2015	20,650,000	$20,650	$89,859	$(3,945,173)	$453,178	$(1,404,136)	$(4,785,622)

See notes to audited consolidated financial statements

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES

AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2015 and 2014

(Stated in US Dollars)

	2015	2014
Cash Flows from Operating Activities
Net loss	$(2,693,271)	$(2,523,065)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	30,913	35,783
Impairment of goodwill	-	882,785
Changes in operating assets and liabilities:
Prepaid expenses	(455)	-
Accrued expenses and other payables	1,774	47,760
Net Cash Used In Operating Activities	$(2,661,039)	$(1,556,737)

Cash Flows from Investing Activities
Acquisition of subsidiary, net of cash and cash equivalents	$-	$(78,623)
Net Cash Used In Investing Activities	$-	$(78,623)

Cash Flows from Financing Activities
Issue of common stock	$650	$-
Advances from a director	2,760,188	1,688,024
Repayment of mortgage loans	(27,703)	(33,780)
Net Cash Provided By Financing Activities	$2,733,135	$1,654,244

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$(1,483)	$(990)
Net increase In Cash and Cash Equivalents	70,613	17,894
Cash and Cash Equivalents at Beginning of Year	19,211	1,317
Cash and Cash Equivalents at End of Year	$89,824	$19,211

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest expenses	$51,481	$53,077
Income taxes	$-	$-

See notes to audited consolidated financial statements

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
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
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
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

The carrying amounts reported in the balance sheets for cash, due from related parties, other assets, accrued expenses, other payables, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2015 and 2014.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the years ended December 31, 2015 and 2014.

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

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying consolidated statements of loss and comprehensive loss. Advertising expenses amounted to $939 and $206,279 for the years ended December 31, 2015 and 2014, respectively.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2015 and 2014, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to harmonized sales tax (“HST”). The applicable HST rate is 12% for agricultural products sold in the Canada. The amount of HST liability is determined by applying the applicable tax rate to the amount of goods sold (output HST) less HST accrued on purchases made with the relevant supporting invoices (input HST).

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
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

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31	December 31
	2015	2014
Exchange rate on balance sheet dates
USD : CAD exchange rate	1.3870	1.1629

Average exchange rate for the period
USD : CAD exchange rate	1.2785	1.1045

The exchange rates used to translate amounts in HKD into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31	December 31
	2015	2014
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.7507	7.7577

Average exchange rate for the period
USD : HKD exchange rate	7.7524	7.7546

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
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

Accumulated other comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended December 31, 2015 and 2014 included net loss and unrealized loss from foreign currency translation adjustments.

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

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $2,010,755 and an accumulated deficit of $3,945,173 as of December 31, 2015. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholder. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014

Land and buildings	$684,251	$816,111
Biodomes	68,348	81,520
Machinery and equipment	10,551	12,584
	$763,150	$910,215
Less: accumulated depreciation	(134,331)	(126,231)
Property and equipment, net	$628,819	$783,984

For the years ended December 31, 2015 and 2014, depreciation expenses amounted to $30,913 and $35,783, respectively.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

NOTE 5 – ACCRUED EXPENSES

At December 31, 2015 and 2014, accrued expenses consisted of the following:

	December 31,
	2015	2014

Accrued property tax	$5,214	$6,219
Accrued professional fees	1,484	2,913
Other accrued expenses	11,249	13,071
Total	$17,947	$22,203

NOTE 6 - TAXATION

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the years ended December 31, 2015 and 2014, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

The Company was incorporated in the State of Nevada. The Company did not generate taxable income in the US for the years ended December 31, 2015 and 2014.

EETA was incorporated under the laws of Hong Kong. EETA did not generate taxable income in the Hong Kong for the years ended December 31, 2015 and 2014.

3CI and 7CI were incorporated in Surrey, British Columbia of Canada. 3CI and 7CI did not generate taxable income in the Canada for the years ended December 31, 2015 and 2014.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

NOTE 7 – EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net loss per share:

	Years Ended December 31,
	2015	2014

Net loss available to common stockholders for basic and diluted net loss per share of common stock	$(2,010,755)	$(1,891,144)
Weighted average common stock outstanding – basic	20,546,712	20,000,000
Effect of dilutive securities	-	-
Weighted average common stock outstanding – diluted	20,546,712	20,000,000

Net loss per common stock – basic	$(0.098)	$(0.095)
Net loss per common stock – diluted	$(0.098)	$(0.095)

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company also received advances from its director. These advances were mainly about marketing expenses of Canada’s company which are unsecured, interest free and repayable on demand.  Details of the amount due (to) from the director at December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Name
Cheung Yuen May	$(4,835,650)	$(2,768,207)

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

NOTE 9 – MORTGAGE LOANS

The mortgage loans at December 31, 2015 and 2014 is as follows:

		December 31,
	Interest rate	2015	2014

Farm Credit Canada	4.2% p.a.	$337,603	$414,816
Farm Credit Canada	4.2% p.a.	108,703	133,336
iFunds Mortgage	13.5% p.a.	212,396	267,945
Total		$658,702	$816,097
Mortgage loan payable-current portion		(14,436)	(30,795)
Mortgage loan payable-non-current portion		$644,266	$785,302

The mortgage loans are secured by the land and buildings owned by the Company.

Interest expenses incurred on the mortgage loans were $51,481 and $53,077 for the years ended December 31, 2015 and 2014 respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2015, the Company did not have commitments and contingency liability.

NOTE 11 - SUBSEQUENT EVENTS

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our consolidated financial statements for the year ended December 31, 2015.