Form 10-Q
period 2016-03-31
ECO ENERGY TECH ASIA, LTD
filed 2016-05-13
CIK 1650505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that can be expected for the year ended December 31, 2016.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and 2015

CONTENTS

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets	F-2

Condensed Consolidated Statements of Loss and Comprehensive Loss	F-3

Condensed Consolidated Statements of Stockholders’ Deficit	F-4

Condensed Consolidated Statements of Cash Flows	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-15

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Cash	$107,958	$89,824
Deposit and prepayment	34	451
Total Current Assets	107,992	90,275

Property and equipment, net	664,949	628,819
Total Assets	$772,941	$719,094

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accrued expenses	$20,661	$17,947
Amount due to a director	5,232,113	4,828,067
Mortgage loans - current portion	15,150	14,436
Total Current Liabilities	5,267,924	4,860,450

Mortgage loans - non-current portion	687,252	644,266
Total Liabilities	5,955,676	5,504,716

SHAREHOLDERS' DEFICIT
Common stock ($0.001 par value; authorized 75,000,000 shares, 20,650,000 shares issued and outstanding at March 31, 2016 and December 31, 2015)	20,650	20,650
Additional paid-in capital	89,859	89,859
Accumulated deficits	(4,268,019)	(3,945,173)
Accumulated other comprehensive income	426,024	453,178
Total Eco Energy Tech Asia, Ltd’s deficit	(3,731,486)	(3,381,486)
Non-controlling interests	(1,451,249)	(1,404,136)
Total Shareholders' Deficit	(5,182,735)	(4,785,622)
Total Liabilities and Shareholders' Deficit	$772,941	$719,094

See notes to condensed consolidated financial statements

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

REVENUE	$-	$-
COST OF REVENUE	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative	360,548	771,331
LOSS FROM OPERATIONS	(360,548)	(771,331)
OTHER EXPENSES
Interest expenses	9,411	5,534

LOSS BEFORE INCOME TAX	(369,959)	(776,865)
Income tax expense	-	-
NET LOSS	(369,959)	(776,865)
Net loss attributable to non-controlling interests	47,113	305,664
NET LOSS ATTRIBUTABLE TO STOCKHOLDERS	(322,846)	(471,201)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(27,154)	256,878
COMPREHENSIVE LOSS	$(350,000)	$(214,323)

NET LOSS PER COMMON STOCK
Basic	$(0.016)	$(0.023)
Diluted	$(0.016)	$(0.023)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING:
Basic	20,650,000	20,231,111
Diluted	20,650,000	20,231,111

See notes to condensed consolidated financial statements

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2016 and Years Ended December 31, 2015 and 2014

(Stated in US Dollars)

	Common stock				Accumulated
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	other comprehensive income (loss)	Non-controlling interests	Total

Balance as of January 1, 2014	20,000,000	$20,000	$109,009	$(43,274)	$(65)	$-	$85,670
Net loss for the year	-	-	-	(1,891,144)	-	(631,921)	(2,523,065)
Foreign currency translation adjustment	-	-	-	-	(276,180)	(89,699)	(365,879)
Balance as of December 31, 2014	20,000,000	20,000	109,009	(1,934,418)	(276,245)	(721,620)	(2,803,274)
Reverse acquisition	650,000	650	(19,150)	-	-	-	(18,500)
Net loss for the year	-	-	-	(2,010,755)	-	(682,516)	(2,693,271)
Foreign currency translation adjustment	-	-	-	-	729,423	-	729,423
Balance as of December 31, 2015	20,650,000	20,650	89,859	(3,945,173)	453,178	(1,404,136)	(4,785,622)
Net loss for the period	-	-	-	(322,846)	-	(47,113)	(369,959)
Foreign currency translation adjustment	-	-	-	-	(27,154)	-	(27,154)
Balance as of March 31, 2016	20,650,000	$20,650	$89,859	$(4,268,019)	$426,024	$(1,451,249)	$(5,182,735)

See notes to condensed consolidated financial statements

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2016 and 2015

(Stated in US Dollars)

	For The Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(369,959)	$(776,865)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,195	7,969
Changes in operating assets and liabilities:
Prepaid expenses	423	-
Accrued expenses and other payables	1,439	(2,858)
Net Cash Used In Operating Activities	$(360,902)	$(771,754)

Cash Flows from Investing Activities
Acquisition of subsidiary, net of cash and cash equivalents	$-	$(78,623)
Net Cash Used In Investing Activities	$-	$(78,623)

Cash Flows from Financing Activities
Advances from a director	380,038	908,053
Repayment of mortgage loans	(1,537)	(6,367)
Net Cash Provided By Financing Activities	$378,501	$901,686

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$535	$(891)
Net increase In Cash and Cash Equivalents	18,134	50,418
Cash and Cash Equivalents at Beginning of Period	89,824	7,894
Cash and Cash Equivalents at End of Period	$107,958	$58,312

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest expenses	$9,411	$5,534
Income taxes	$-	$-

See notes to condensed consolidated financial statements

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
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
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
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

The carrying amounts reported in the balance sheets for cash, due from related parties, other assets, accrued expenses, other payables, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three months ended March 31, 2016 and 2015.

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

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying consolidated statements of loss and comprehensive loss. Advertising expenses amounted to $232,670 and $711,445 for the three months ended March 31, 2016 and 2015, respectively.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2016 and December 31, 2015, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
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

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31	December 31	March 31
	2016	2015	2015
Exchange rate on balance sheet dates
USD : CAD exchange rate	1.2968	1.3870	1.2701

Average exchange rate for the period
USD : CAD exchange rate	1.3733	1.2785	1.2398

The exchange rates used to translate amounts in HKD into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31	December 31	March 31
	2016	2015	2015
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.7548	7.7507	7.7540

Average exchange rate for the period
USD : HKD exchange rate	7.7740	7.7524	7.7556

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
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

Accumulated other comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three months ended March 31, 2016 and 2015 included net loss and unrealized loss from foreign currency translation adjustments.

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

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Stated in US Dollars)

NOTE 3 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $369,959 for the three months ended March 31, 2016 and an accumulated deficit of $4,268,019 as of March 31, 2016. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholder. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)

Land and buildings	$731,856	$684,251
Biodomes	73,104	68,348
Machinery and equipment	11,285	10,551
	$816,245	$763,150
Less: accumulated depreciation	(151,296)	(134,331)
Property and equipment, net	$664,949	$628,819

For the three months ended March 31, 2016 and 2015, depreciation expenses amounted to $7,195 and $7,969, respectively.

Buildings with net book value of approximately $1,046,109 and $1,128,292 were used as collateral of bank borrowings as at March 31, 2016 and December 31, 2015, respectively.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Stated in US Dollars)

NOTE 5 - ACCRUED EXPENSES

At March 31, 2016 and December 31, 2015, accrued expenses consisted of the following:

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)

Accrued property tax	$5,577	$5,214
Accrued professional fees	613	1,484
Other accrued expenses	14,471	11,249
Total	$20,661	$17,947

NOTE 6 - TAXATION

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the three months ended March 31, 2016 and 2015, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

The Company was incorporated in the State of Nevada. The Company did not generate taxable income in the US for the three months ended March 31, 2016 and 2015

EETA was incorporated under the laws of Hong Kong. EETA did not generate taxable income in the Hong Kong for the three months ended March 31, 2016 and 2015

3CI and 7CI were incorporated in Surrey, British Columbia of Canada. 3CI and 7CI did not generate taxable income in the Canada for the three months ended March 31, 2016 and 2015

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Stated in US Dollars)

NOTE 7 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net loss per share:

	For the three months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Net loss available to common stockholders for basic and diluted net loss per share of common stock	$(322,846)	$(471,201)
Weighted average common stock outstanding – basic	20,650,000	20,231,111
Effect of dilutive securities	-	-
Weighted average common stock outstanding – diluted	20,650,000	20,231,111

Net loss per common stock – basic	$(0.016)	$(0.023)
Net loss per common stock – diluted	$(0.016)	$(0.023)

NOTE 8 - RELATED PARTY TRANSACTIONS

8.1 Nature of relationships with related party

Name	Relationships with the Company
Cheung Yuen May	Director

8.2 Related party balances and transactions

Amount due to Cheung Yuen May were $5,232,113 and $4,828,067 as at March 31, 2016 and December 31, 2015, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Cheung Yuen May is as follows:

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
At beginning of period	$4,828,067	$2,768,207
Advances from the director	404,046	2,059,860
At end of period	$5,232,113	$4,828,067

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Stated in US Dollars)

NOTE 9 - MORTGAGE LOANS

The mortgage loans at March 31, 2016 and December 31, 2015 is as follows:

		March 31,	December 31,
		2016	2015
	Interest rate	(Unaudited)	(Audited)

Farm Credit Canada	4.2% p.a.	$359,463	$337,603
Farm Credit Canada	4.2% p.a.	116,266	108,703
iFunds Mortgage	13.5% p.a.	227,173	212,396
Total		$702,902	$658,702
Mortgage loan payable-current portion		(15,150)	(14,436)
Mortgage loan payable-non-current portion		$687,252	$644,266

The mortgage loans are secured by the land and buildings owned by the Company.

Interest expenses incurred on the mortgage loans were $9,411 and $5,534 for the three months ended March 31, 2016 and 2015 respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments

As of March 31, 2016, the Company did not have commitments and contingency liability.

Legal proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

NOTE 11 - SUBSEQUENT EVENTS

On April 22, 2016, 3CI further acquired the equity interests of 7CI from 83.48% to 92.40%.

Except the above-mentioned, there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our consolidated financial statements for the three month ended March 31, 2016

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are a development stage company that has generated no revenues and has had limited operations to date. From January 20, 2015 (date of inception) to March 31, 2016, we have incurred accumulated net losses of $4,268,019. As of March 31, 2016, we had $107,992 in current assets and current liabilities of $5,267,924. Through March 31, 2016, we have issued an aggregate of 20,650,000 shares of our common stock since our inception. We issued 20,000,000 shares of our common stock pursuant to the Share Exchange Agreement on February 27, 2015, and we issued a total of 650,000 shares to 41 separate foreign shareholders on April 24, 2015, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, for total proceeds of approximately $6,500. Except for the transaction pursuant to the Share Exchange Agreement described above, since our inception we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

During the following three (3) months, we expect to achieve the following:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Results of Operations

Comparison for the Three Months Ended March 31, 2016 and 2015

Revenues and Gross Profit

Revenues and Gross Profit for the three months ended March 31, 2016 and 2015 are zero. The Company is a development stage company and has incurred significant costs in research and development activities. See discussion below for further information. As of March 31, 2016, the Company had incurred an accumulated deficit of $4,268,019 since inception.

Costs and Expenses

Total operating cost and expenses decreased to $360,548 for the three months ended March 31, 2016, as compared to $771,331 for the three months ended March 31, 2015. These decreases were primarily due to decreasing costs associated with General Administrative Expenses.

Other Income and Expenses

Interest expense was $9,411 in the three months ended March 31, 2016 as compared to $5,534 for the three months ended March 31, 2015.

Income Taxes

The Company had no income tax expenses or income tax benefit for each of the three months ended March 31, 2016, and 2015. There are no income tax refund opportunities currently available.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flows.

Liquidity and Capital Resources

Long-Term Debt / Note Payable and Other Commitments

The Company had owned a Land and Buildings and had mortgage commitments for capital expenditures. In addition, the Company is liable for monthly payments of $5,882 on mortgage finance. As at March 31, 2016, the principal owed is $702,402.  As of December 31, 2015, the principal owed is $658,702.

Cash Flow Information

The Company had working capital deficit of approximately $5,159,932 and a current ratio of 0.020 as of March 31, 2016. And the Company had working capital deficit of $4,770,175 and a current ratio of 0.019 at December 31, 2015. The increase in working capital and the current ratio at March 31, 2016, as compared to December 31, 2015, was primarily due to the use of working capital for operations as well as marketing expenses. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next twelve (12) months.

During the three months ended March 31, 2016, the Company had cash and cash equivalents of approximately $107,958 as compared to cash and cash equivalents of $89,824 as of December 31, 2015. This represents a slight increase in cash of $18,134.

Cash provided by Operating Activities

The Company used approximately $360,902 of cash for operating activities in the three months ended March 31, 2016, as compared to provided $771,754 of cash for operating activities in the three months ended March 31, 2015. This resulted in a decrease in cash used in operating activities of $410,852. The expenses consisted of filing fees, professional fees and other general expenses.

Cash Used In Investing Activities

The Company uses approximately $nil of cash for investing activities in the three months ended March 31, 2016 as compared to use $78,623 of cash for investing activities in the three months ended March 31, 2015. This resulted in a decrease in cash used in investing activities of $78,623.

Cash Used in Financing Activities

Financing activities in the three months ended March 31, 2016, provided $378,501 of cash as compared to $901,686 of cash provided by the three months ended March 31, 2015. The Company did not incur any debt issuance costs in 2015.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell or issue any shares of unregistered securities during the three month period ended March 31, 2016.

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

ECO ENERGY TECH ASIA, LTD. (Registrant)

Signature	Title	Date
/s/Yuen May Cheung
Yuen May Cheung	Chief Executive Officer	May 13, 2016

/s/Philip K.H. Chan
Philip K.H. Chan	Chief Financial Officer	May 13, 2016