Form 10-Q
period 2016-06-30
ECO ENERGY TECH ASIA, LTD
filed 2016-08-18
CIK 1650505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of the date of filing of this report, there were outstanding 21,671,600 shares of the issuer’s common stock, par value $0.001 per share.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2016, are not necessarily indicative of the results that can be expected for the year ended December 31, 2016.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2016 and 2015

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Stated in US Dollars)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash	$103,973	$89,824
Deposit and prepayment	1,415	451
Total Current Assets	105,388	90,275

Property and equipment, net	657,857	628,819
Total Assets	$763,245	$719,094

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accrued expenses and other payables	$19,722	$17,947
Amount due to a director	5,020,340	4,828,067
Mortgage loans - current portion	14,167	14,436
Total Current Liabilities	5,054,229	4,860,450

Mortgage loans - non-current portion	681,929	644,266
Total Liabilities	5,736,158	5,504,716

SHAREHOLDERS' DEFICIT
Common stock ($0.001 par value; authorized 75,000,000 shares, 21,671,600 shares issued and outstanding at June 30, 2016 and 20,650,000 shares issued and outstanding at December 31, 2015)	21,672	20,650
Additional paid-in capital	192,019	89,859
Accumulated deficits	(4,457,774)	(3,945,173)
Accumulated other comprehensive income	735,434	453,178
Total Eco Energy Tech Asia, Ltd’s deficit	(3,508,649)	(3,381,486)
Non-controlling interests	(1,464,264)	(1,404,136)
Total Shareholders' Deficit	(4,972,913)	(4,785,622)
Total Liabilities and Shareholders' Deficit	$763,245	$719,094

 See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (Unaudited)
(Stated in US Dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
General and administrative	201,124	347,732	561,672	1,119,063
LOSS FROM OPERATIONS	(201,124)	(347,732)	(561,672)	(1,119,063)
OTHER EXPENSES
Interest expenses	1,646	5,584	11,057	11,118

LOSS BEFORE INCOME TAX	(202,770)	(353,316)	(572,729)	(1,130,181)
Income tax expense	-	-	-	-
NET LOSS	(202,770)	(353,316)	(572,729)	(1,130,181)
Net loss attributable to non-controlling interests	(13,015)	136,646	60,128	442,310
NET LOSS ATTRIBUTABLE TO STOCKHOLDERS	(189,755)	(216,670)	(512,601)	(687,871)

OTHER COMPREHENSIVE INCOME/ (LOSS)
Foreign currency translation adjustments	309,410	472,545	282,256	729,423
COMPREHENSIVE INCOME/ (LOSS)	$119,655	$255,875	$(230,345)	$41,552

NET LOSS PER COMMON STOCK:
Basic	$(0.009)	$(0.010)	$(0.025)	$(0.034)
Diluted	$(0.009)	$(0.010)	$(0.025)	$(0.034)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING:
Basic	21,110,281	20,650,000	20,880,141	20,441,713
Diluted	21,110,281	20,650,000	20,880,141	20,441,713

See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (Unaudited)
For the Six Months Ended June 30, 2016 and Years Ended December 31, 2015 and 2014
(Stated in US Dollars)

	Common stock				Accumulated
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	other comprehensive income (loss)	Non-controlling interests	Total

Balance as of December 31, 2015	20,650,000	$20,650	$89,859	$(3,945,173)	$453,178	$(1,404,136)	$(4,785,622)
Issuance of shares	1,021,600	1,022	102,160		999		104,181
Net loss for the period	-	-	-	(512,601)	-	(60,128)	(572,729)
Foreign currency translation adjustment	-	-	-	-	281,257	-	281,257
Balance as of June 30, 2016 (Unaudited)	21,671,600	$21,672	$192,019	$(4,457,774)	$735,434	$(1,464,264)	$(4,972,913)

See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2016 and 2015
(Stated in US Dollars)

	For The Six Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(572,729)	$(1,130,181)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	15,329	16,011
Changes in operating assets and liabilities:
Prepaid expenses	(937)	-
Accrued expenses and other payables	649	169,762
Net Cash Used In Operating Activities	(557,688)	(944,408)

Cash Flows from Investing Activities
Net Cash Used In Investing Activities	-	-

Cash Flows from Financing Activities
Issuance of shares	1,022	-
Advances from a director	579,557	984,749
Repayment of mortgage loans	(9,046)	(21,167)
Net Cash Provided By Financing Activities	571,533	963,582

Effect of Exchange Rate Changes on Cash and Cash Equivalents	304	10,663
Net increase In Cash and Cash Equivalents	14,149	29,837
Cash and Cash Equivalents at Beginning of Period	89,824	7,894
Cash and Cash Equivalents at End of Period	$103,973	$37,731

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest expenses	$11,057	$11,118
Income taxes	$-	$-

See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
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

On June 30, 2016, 3CI further acquired the equity interests of 7CI from 83.480% to 92.40%.

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

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
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

●	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

●
Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

●
Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, due from related parties, other assets, accrued expenses, other payables, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.
ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Cash
The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
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

Impairment of long-lived assets
In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the six months ended June 30, 2016 and 2015.

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

Advertising
Advertising is expensed as incurred and is included in selling expenses on the accompanying consolidated statements of loss and comprehensive loss. Advertising expenses amounted to $178,490 and $nil for the six months ended June 30, 2016 and 2015, respectively. And advertising expenses amounted to $91,847 and $nil for the three months ended June 30, 2016 and 2015, respectively.

Employee benefits
The Company’s operations and employees are located in Hong Kong and Canada. The Company makes mandatory contributions to the local government’s health, retirement benefit and unemployment funds in accordance with the relevant domestic social security laws. The costs of these payments are charged to income in the same period as the related salary costs and are not material.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2016 and December 31, 2015, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
 (Stated in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency translation (continued)
The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30	December 31	June 30
	2016	2015	2015
Exchange rate on balance sheet dates
USD : CAD exchange rate	1.2957	1.3870	1.2356

Average exchange rate for the period
USD : CAD exchange rate	1.2891	1.2785	1.2342

The exchange rates used to translate amounts in HKD into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30	December 31	June 30
	2016	2015	2015
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.7589	7.7507	7.7525

Average exchange rate for the period
USD : HKD exchange rate	7.7609	7.7525	7.7538

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

Accumulated other comprehensive loss
Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three months ended June 30, 2016 and 2015 included net loss and unrealized loss from foreign currency translation adjustments.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
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

NOTE 3 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $572,729 for the six months ended June 30, 2016 and an accumulated deficit of $4,483,213 as of June 30, 2016. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholder. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
 (Stated in US Dollars)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	(Unaudited)

Land and buildings	$732,444	$684,251
Biodomes	73,162	68,348
Machinery and equipment	11,294	10,551
	$816,900	$763,150
Less: accumulated depreciation	(159,043)	(134,331)
Property and equipment, net	$657,857	$628,819

For the six months ended June 30, 2016 and 2015, depreciation expenses amounted to $15,329 and $16,011, respectively, and for the three months ended June 30, 2016 and 2015, depreciation expenses amounted to $8,134 and $8,042, respectively.
Buildings with net book value of approximately $576,726 and $617,345 were used as collateral of bank borrowings as at June 30, 2016 and December 31, 2015, respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER PAYABLES

At June 30, 2016 and December 31, 2015, accrued expenses consisted of the following:

	June 30,	December 31,
	2016	2015
	(Unaudited)

Accrued property tax	$5,251	$5,214
Accrued professional fees	-	1,484
Other accrued expenses	14,471	11,249
Total	$19,722	$17,947

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
 (Stated in US Dollars)

NOTE 6 - TAXATION

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the six months ended June 30, 2016 and 2015, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

The Company was incorporated in the State of Nevada. The Company did not generate taxable income in the US for the six months ended June 30, 2016 and 2015

EETA was incorporated under the laws of Hong Kong. EETA did not generate taxable income in the Hong Kong for the six months ended June 30, 2016 and 2015

3CI and 7CI were incorporated in Surrey, British Columbia of Canada. 3CI and 7CI did not generate taxable income in the Canada for the six months ended June 30, 2016 and 2015

NOTE 7 – EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net loss per share:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss available to common stockholders for basic and diluted net loss per share of common stock	$(202,770)	$(353,316)	$(572,729)	$(1,130,181)
Weighted average common stock outstanding – basic	21,110,281	20,650,000	20,880,141	20,441,713
Effect of dilutive securities	-	-	-	-
Weighted average common stock outstanding – diluted	21,110,281	20,650,000	20,880,141	20,441,713

Net loss per common stock – basic	$(0.009)	$(0.010)	$(0.025)	$(0.034)
Net loss per common stock – diluted	$(0.009)	$(0.010)	$(0.025)	$(0.034)

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
 (Stated in US Dollars)

NOTE 8 - RELATED PARTY TRANSACTIONS

8.1 Nature of relationships with related party

Name	Relationships with the Company
Cheung Yuen May	Director

8.2 Related party balances and transactions

Amount due to Cheung Yuen May were $5,020,340 and $4,828,067 as at June 30, 2016 and December 31, 2015, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Cheung Yuen May is as follows:

	June 30,	December 31,
	2016	2015
	(Unaudited)
At beginning of period	$4,828,067	$2,768,207
Advances from the director	192,273	2,059,860
At end of period	$5,020,340	$4,828,067

NOTE 9 – MORTGAGE LOANS
The mortgage loans at June 30, 2016 and December 31, 2015 is as follows:

		June 30,	December 31,
		2016	2015
	Interest rate	(Unaudited)

Farm Credit Canada	4.2% p.a.	$354,493	$337,603
Farm Credit Canada	4.2% p.a.	114,248	108,703
iFunds Mortgage	13.5% p.a.	227,355	212,396
Total		$696,096	$658,702
Mortgage loan payable-current portion		(14,167)	(14,436)
Mortgage loan payable-non-current portion		$681,929	$644,266

The mortgage loans are secured by the land and buildings owned by the Company.

Interest expenses incurred on the mortgage loans were $11,057 and $11,118 for the six months ended June 30, 2016 and 2015 respectively and $1,646 and $5,584 for the three months ended June 30, 2016 and 2015 respectively.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
 (Stated in US Dollars)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

As of June 30, 2016, the Company did not have commitments and contingency liability.

Legal proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

NOTE 11 - SUBSEQUENT EVENTS

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our consolidated financial statements for the six month ended June 30, 2016.

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

On February 27, 2015, we entered into a Share Exchange Agreement to acquire 100% of the outstanding capital stock of Eco Energy Tech Asia, Ltd. (“EETA”), a Hong Kong corporation formed on December 27, 2012. Pursuant to the Share Exchange Agreement, we issued 20,000,000 shares of our common stock to the sole shareholder of EETA in exchange for 1,000,000 ordinary shares of EETA. The sole shareholder of EETA, Yuen May Cheung, is also our Chief Executive Officer, President and sole Director.  EETA is also the owner of 83.48% of the common stock of 7582919 Canada, Inc., a corporation originally formed pursuant to the laws of British Columbia, Canada on June 21, 2010 as Renergy Foods Canada, Inc. On March 6, 2012, Renergy Foods Canada, Inc. changed its name to NuAgri, Inc. On October 1, 2013, NuAgri, Inc. changed its name to 7582919 Canada, Inc. The wholly-owned subsidiary of EETA, 3986489 Canada Inc. (“3CI”) was incorporated in Surrey, British Columbia of Canada on December 17, 2001, which acquired a 60% equity interests in 7582919 Canada Inc. (“7CI”) on June 21, 2014. EETA and 3CI are engaged in investment holding. On June 30, 2016, 3CI increased its equity interest in 7CI from 83.480% to 92.40% whereby it acquired 20,000,000 shares of the 7CI’s Class A Voting Stock at a per share price of Cdn $0.01, for an aggregate value of Cdn $200,000.

Our business offices are currently located at Flat A, 15/F, Block 1, Site 7, Whampoa Garden, Hung Hom, Kowloon, Hong Kong. Our telephone number is (852) 91235575.

We have three (3) executive officers, Yuen May Cheung, our Chief Executive Officer and President, Philip K.H. Chan, our Chief Financial Officer, and Thomas Colclough, our Chief Operating Officer. Yuen May Cheung is our sole Director.

We are a development stage company that has generated no revenues and has had limited operations to date. From January 20, 2015 (date of inception) to June 30, 2016, we have incurred accumulated net losses of $4,483,213. As of June 30, 2016, we had $105,388 in current assets and current liabilities of $5,208,581. Through June 30, 2016, we have issued an aggregate of 21,671,600 shares of our common stock since our inception. We issued 20,000,000 shares of our common stock pursuant to the Share Exchange Agreement on February 27, 2015, and we issued a total of 650,000 shares to 41 separate foreign shareholders on April 24, 2015, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, for total proceeds of approximately $6,500. On May 20, 2016, we issued 1,021,600 shares of our common stock to five foreign (5) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.10 per share, for an aggregate value of $102,160. Except for the transaction pursuant to the Share Exchange Agreement described above, since our inception we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

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

Our goals over the next twelve (12) months are to:

●	Commercialization of the First Biodomes in Canada
●	Development and Commercialization of the BioDomes for the Asian Market
●	Contracting to build the First Biodomes in China Market
●	Development the Second Generation of the BioDomes
●	Increase sales, engineering, and support personnel

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

Testing of Nutrition Solution

EcoEnergy have developed a naturally derived nutrient solution to grow healthy and tasty produce rich in nutrients. The basic nutrients required for plant growth are divided into two main categories:

● Macronutrients: Nitrogen, calcium, potassium, magnesium, phosphorus, and sulphur; and;

● Micronutrients: Iron, zinc, molybdenum, selenium, manganese, boron, copper, cobalt, and chlorine.

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

Development the Second Generation of the BioDomes

We presently are working with South China Agricultural University to develop the new BioDome II drawing for large size in the urban city on engineering, manufacturing, and tooling. During this period we intend on securing all work in process inventory, design documentation, prototypes and any and all intellectual property.

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

During the following three (3) months, we expect to achieve the following:

Start to install the equipment in the China BioDome

We will start to install control systems in the building as follows:

● Artificial Light Control System: Measures available light conditions and automatically switches supplemental lighting on/off, when necessary;

● Carbon Dioxide Control System: Monitors and automatically adjusts carbon dioxide levels foroptimal plant growth when the Biodome is sealed;

● Climate Control System: Monitors a variety of climate control parameters, automatically activating the appropriate HVAC equipment in order to heat, cool, or dehumidify the Biodome;

● Energy Control System: Monitors both the availability and energy requirements in the Biodome;

● ETFE Control System: Measures parameters such as interior and exterior temperatures, wind velocity, and snow loads and automatically inflate or deflate the Biodome pneumatic ETFE pillows in order to maintain structural integrity and interior climate conditions.

● Nutrient Control System: Monitors, activates and maintain the release of plant nutrients and oxygen;

● Plant Productivity System: Monitors, manages, and forecasts crop growing / harvest parameters;

● Video Monitoring System: Monitors and activates video cameras in and around the Biodome.

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

■
Controlled Atmosphere Storage is a system for holding respiratory produce in an atmosphere that differs   from normal air in respect of CO2 and O2 levels. Practical advantages of storage under Controlled Atmosphere:

■	Considerable decrease in fruit respiration rate.
■	A reduction in the effect of ethylene on metabolism.
■	An extension in storage life and excellent firmness of flesh.

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

Liquidity and Results of Operations

Comparison for the Three Months Ended June 30, 2016 & June 30, 2015, and for the Six Months Ended June 30, 2016 and 2015

Revenues and Gross Profit

Revenues and Gross Profit for the three months ended June 30, 2016 and June 30, 2015 are zero, and for the six months ended June 30, 2016 and June 30, 2015 are zero. The Company is a development stage company and has incurred significant costs in research and development activities. See discussion below for further information. As of June 30, 2016, the Company had incurred an accumulated deficit of $4,483,213 since inception.

Costs and Expenses

Total operating cost and expenses decreased to $201,124 for the three months ended June 30, 2016, as compared to $347,732 for the three months ended June 30, 2015. And the total operating cost and expenses decreased to $561,672 for the six months ended June 30, 2016, as compared to $1,119,063 for the six months ended June 30, 2015. These decreases were primarily due to decreasing costs associated with General Administrative Expenses.

Other Income and Expenses

Interest expense was $1,646 in the three months ended June 30, 2016 as compared to $5,584 for the three months ended June 30, 2015. And $11,057 in the six months ended June 30, 2016 as compared to $11,118 for the six months ended June 30, 2015.

Income Taxes

The Company had no income tax expenses or income tax benefit for each of the three months ended June 30, 2016, and June 30, 2015 and for the six months ended June 30, 2016, and June 30, 2015, due to incurrence of net operating loss in each of these periods. There are no income tax refund opportunities currently available.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flows.

Liquidity and Capital Resources

Long-Term Debt / Note Payable and Other Commitments

The Company had owned a Land and Buildings and had mortgage commitments for capital expenditures. In addition, the Company is liable for monthly payments of $5,655 on mortgage finance. As at June 30, 2016, the principal owed is $696,096.  As of December 31, 2015, the principal owed is $658,702.

Cash Flow Information

The Company had working capital deficit of approximately $5,103,913 and a current ratio of 0.020 as of June 30, 2016. And the Company had working capital deficit of $4,770,175 and a current ratio of 0.019 at December 31, 2015. The increase in working capital and the current ratio at June 30, 2016, as compared to December 31, 2015, was primarily due to the use of working capital for operations as well as marketing expenses. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next twelve (12) months.

During the six months ended June 30, 2016, the Company had cash and cash equivalents of approximately $103,973 as compared to cash and cash equivalents of $89,824 as of December 31, 2015. This represents a slight increase in cash of $14,149.

Cash provided by Operating Activities

The Company used approximately $557,688 of cash for operating activities in the six months ended June 30, 2016, as compared to provided $944,408 of cash for operating activities in the six months ended June 30, 2015. This resulted in a decrease in cash used in operating activities of $386,720. The expenses consisted of filing fees, professional fees and other general expenses.

Cash Used In Investing Activities

The Company uses approximately $nil of cash for investing activities in the six months ended June 30, 2016 as compared to use $nil of cash for investing activities in the six months ended June 30, 2015. This resulted in a decrease in cash used in investing activities of $nil.

Cash Used in Financing Activities

Financing activities in the six months ended June 30, 2016, provided $571,533 of cash as compared to $963,582 of cash provided by the six months ended June 30, 2015. The Company did not incur any debt issuance costs in 2015.

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

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 20, 2016, we issued 1,021,600 shares of our common stock to five (5) investors at a price of $0.10 per share, for an aggregate value of $102,160. All investors we non-US citizens and we relied upon an exemption from registration pursuant to Regulation S of the Securities Act of 1933.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    OTHER INFORMATION

On November 12, 2015, the Securities and Exchange Commission declared our Registration Statement on Form S-1, as amended, initially filed on September 28, 2015, effective.

ITEM 5.   EXHIBITS

 INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO ENERGY TECH ASIA, LTD. (Registrant)

Signature	Title	Date
/s/Yuen May Cheung
Yuen May Cheung	Chief Executive Officer	August 18, 2016
Principal Executive Officer
/s/Philip K.H. Chan
Philip K.H. Chan	Chief Financial Officer	August 18, 2016
Principal Financial Officer