Form 10-Q
period 2016-09-30
ECO ENERGY TECH ASIA, LTD
filed 2016-11-17
CIK 1650505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2016, are not necessarily indicative of the results that can be expected for the year ended December 31, 2016.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2016 and 2015
CONTENTS

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)	F-2

Condensed Consolidated Statements of Loss and Comprehensive Loss (Unaudited)	F-3

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows (Unaudited)	F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-6 to F-15

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Stated in US Dollars)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash	$87,135	$89,824
Deposit and prepayment	942	451
Total Current Assets	88,077	90,275

Property and equipment, net	641,073	628,819
Total Assets	$729,150	$719,094

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accrued expenses and other payables	$17,327	$17,947
Amount due to a director	5,993,517	4,828,067
Mortgage loans - current portion	24,718	14,436
Total Current Liabilities	6,035,562	4,860,450

Mortgage loans - non-current portion	658,829	644,266
Total Liabilities	6,694,391	5,504,716

SHAREHOLDERS' DEFICIT
Common stock ($0.001 par value; authorized 75,000,000 shares, 21,671,600 shares issued and outstanding at September 30, 2016 and 20,650,000 shares issued and outstanding at December 31, 2015)	21,672	20,650
Additional paid-in capital	192,019	89,859
Accumulated deficits	(5,173,884)	(3,945,173)
Accumulated other comprehensive income	518,015	453,178
Total Eco Energy Tech Asia, Ltd’s deficit	(4,442,178)	(3,381,486)
Non-controlling interests	(1,523,063)	(1,404,136)
Total Shareholders' Deficit	(5,965,241)	(4,785,622)
Total Liabilities and Shareholders' Deficit	$729,150	$719,094

 See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (Unaudited)
(Stated in US Dollars)

	For the Three Months Ended Sep 30,		For the Nine Months Ended Sep 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
General and administrative	(771,892)	(765,920)	(1,333,565)	(1,884,983)
LOSS FROM OPERATIONS	(771,892)	(765,920)	(1,333,565)	(1,884,983)
OTHER EXPENSES
Interest expenses	(3,017)	(5,086)	(14,073)	(16,204)

LOSS BEFORE INCOME TAX	(774,909)	(771,006)	(1,347,638)	(1,901,187)
Income tax expense	-	-	-	-
NET LOSS	(774,909)	(771,006)	(1,347,638)	(1,901,187)
Net loss attributable to non-controlling interests	58,799	111,397	118,926	553,707
NET LOSS ATTRIBUTABLE TO STOCKHOLDERS	(716,110)	(659,609)	(1,228,711)	(1,347,480)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	(217,419)	714,426	64,837	561,029
COMPREHENSIVE (LOSS) INCOME	$(933,529)	$54,817	$(1,163,874)	$(786,451)

NET LOSS PER COMMON STOCK:
Basic	$(0.033)	$(0.032)	$(0.058)	$(0.066)
Diluted	$(0.033)	$(0.032)	$(0.058)	$(0.066)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING:
Basic	21,671,600	20,650,000	21,145,886	20,511,905
Diluted	21,671,600	20,650,000	21,145,886	20,511,905

See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (Unaudited)
For the Nine Months Ended September 30, 2016
(Stated in US Dollars)

	Common stock				Accumulated
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	other comprehensive income (loss)	Non-controlling interests	Total

Balance as of December 31, 2015	20,650,000	$20,650	$89,859	$(3,945,173)	$453,178	$(1,404,136)	$(4,785,622)
Issuance of shares	1,021,600	1,022	102,160	-	-	-	103,182
Net loss for the period	-	-	-	(1,228,711)	-	(118,927)	(1,347,638)
Foreign currency translation adjustment	-	-	-	-	64,837	-	64,837
Balance as of September 30, 2016 (Unaudited)	21,671,600	$21,672	$192,019	$(5,173,884)	$518,015	$(1,523,063)	$(5,965,241)

See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2016 and 2015
(Stated in US Dollars)

	For The Nine Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(1,347,638)	$(1,901,187)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	22,732	23,555
Changes in operating assets and liabilities:
Prepaid expenses	(469)	-
Accrued expenses and other payables	(1,515)	122,488
Net Cash Used In Operating Activities	(1,326,890)	(1,755,144)

Cash Flows from Investing Activities
Acquisition of subsidiary	-	(74,577)
Net Cash Used In Investing Activities	-	(74,577)

Cash Flows from Financing Activities
Issuance of shares	103,182	-
Advances from a director	1,157,704	1,833,074
Repayment of mortgage loans	(11,709)	(24,437)
Net Cash Provided By Financing Activities	1,249,177	1,808,637

Effect of Exchange Rate Changes on Cash and Cash Equivalents	75,024	45,068
Net (Decrease) Increase in Cash and Cash Equivalents	(2,689)	23,984
Cash and Cash Equivalents at Beginning of Period	89,824	19,211
Cash and Cash Equivalents at End of Period	$87,135	$43,195

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest expenses	$14,073	$16,204
Income taxes	$-	$-

See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
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

The carrying amounts reported in the balance sheets for cash, due from related parties, other assets, accrued expenses, other payables, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
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
Impairment of long-lived assets
In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the nine months ended September 30, 2016 and 2015.
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
Advertising
Advertising is expensed as incurred and is included in selling expenses on the accompanying consolidated statements of loss and comprehensive loss. Advertising expenses amounted to $305,155 and $331,795 for the nine months ended September 30, 2016 and 2015, respectively. And advertising expenses amounted to $126,665 and $331,795 for the three months ended September 30, 2016 and 2015, respectively.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
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
The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2016 and December 31, 2015, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
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
The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30	December 31	September 30
	2016	2015	2015
Exchange rate on balance sheet dates
USD : CAD exchange rate	1.3143	1.3870	1.3409

Average exchange rate for the period
USD : CAD exchange rate	1.3040	1.2785	1.2584

The exchange rates used to translate amounts in HKD into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30	December 31	September 30
	2016	2015	2015
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.7550	7.7507	7.7500

Average exchange rate for the period
USD : HKD exchange rate	7.7565	7.7525	7.7528

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
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
Accumulated other comprehensive loss
Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three months ended September 30, 2016 and 2015 included net loss and unrealized loss from foreign currency translation adjustments.
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

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
 (Stated in US Dollars)
NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $1,347,638 for the nine months ended September 30, 2016 and an accumulated deficit of $5,173,884 as of September 30, 2016. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholder. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(Unaudited)

Land and buildings	$722,127	$684,251
BioDomes	72,132	68,348
Machinery and equipment	11,135	10,551
	$805,394	$763,150
Less: accumulated depreciation	(164,321)	(134,331)
Property and equipment, net	$641,073	$628,819
For the nine months ended September 30, 2016 and 2015, depreciation expenses amounted to $22,732 and $23,555, respectively, and for the three months ended September 30, 2016 and 2015, depreciation expenses amounted to $7,403 and $7,544, respectively.
Buildings with net book value of approximately $603,492 and $571,838 were used as collateral of bank borrowings as at September 30, 2016 and December 31, 2015, respectively.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
 (Stated in US Dollars)
NOTE 5 – ACCRUED EXPENSES AND OTHER PAYABLES

At September 30, 2016 and December 31, 2015, accrued expenses consisted of the following:

	Septe3mber 30,	December 31,
	2016	2015
	(Unaudited)

Accrued property tax	$5,503	$5,214
Accrued professional fees	258	1,484
Other accrued expenses	11,566	11,249
Total	$17,327	$17,947

NOTE 6 - TAXATION

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the nine months ended September 30, 2016 and 2015, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

The Company was incorporated in the State of Nevada. The Company did not generate taxable income in the US for the nine months ended September 30, 2016 and 2015

EETA was incorporated under the laws of Hong Kong. EETA did not generate taxable income in the Hong Kong for the nine months ended September 30, 2016 and 2015

3CI and 7CI were incorporated in Surrey, British Columbia of Canada. 3CI and 7CI did not generate taxable income in the Canada for the nine months ended September 30, 2016 and 2015

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
 (Stated in US Dollars)
NOTE 7 – EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net loss per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss available to common stockholders for basic and diluted net loss per share of common stock	$(716,110)	$(659,609)	$(1,228,711)	$(1,347,480)
Weighted average common stock outstanding – basic	21,671,600	20,650,000	21,145,886	20,511,905
Effect of dilutive securities	-	-	-	-
Weighted average common stock outstanding – diluted	21,671,600	20,650,000	21,145,886	20,511,905

Net loss per common stock – basic	$(0.033)	$(0.032)	$(0.058)	$(0.066)
Net loss per common stock – diluted	$(0.033)	$(0.032)	$(0.058)	$(0.066)

NOTE 8 - RELATED PARTY TRANSACTIONS

8.1 Nature of relationships with related party

Name	Relationships with the Company
Cheung Yuen May	Director

8.2 Related party balances and transactions

Amount due to Cheung Yuen May were $5,993,517 and $4,828,067 as at September 30, 2016 and December 31, 2015, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Cheung Yuen May is as follows:
	September 30,	December 31,
	2016	2015
	(Unaudited)
At beginning of period	$4,828,067	$2,768,207
Advances from the director	1,165,450	2,059,860
At end of period	$5,993,517	$4,828,067

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
 (Stated in US Dollars)

NOTE 9 – MORTGAGE LOANS
The mortgage loans at September 30, 2016 and December 31, 2015 is as follows:

		September 30,	December 31,
		2016	2015
	Interest rate	(Unaudited)

Farm Credit Canada	4.2% p.a.	$347,240	$337,603
Farm Credit Canada	4.2% p.a.	112,154	108,703
iFunds Mortgage	13.5% p.a.	224,153	212,396
Total		$683,547	$658,702
Mortgage loan payable-current portion		(24,718)	(14,436)
Mortgage loan payable-non-current portion		$658,829	$644,266

The mortgage loans are secured by the land and buildings owned by the Company.

Interest expenses incurred on the mortgage loans were $14,074 and $16,204 for the nine months ended September 30, 2016 and 2015 respectively and $3,017 and $5,086 for the three months ended September 30, 2016 and 2015 respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

As of September 30, 2016, the Company did not have commitments and contingency liability.

Legal proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

NOTE 11 - SUBSEQUENT EVENTS

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our consolidated financial statements for the nine month ended September 30, 2016.

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

On February 27, 2015, we entered into a Share Exchange Agreement to acquire 100% of the outstanding capital stock of Eco Energy Tech Asia, Ltd. (“EETA”), a Hong Kong corporation formed on December 27, 2012. Pursuant to the Share Exchange Agreement, we issued 20,000,000 shares of our common stock to the sole shareholder of EETA in exchange for 1,000,000 ordinary shares of EETA. The sole shareholder of EETA, Yuen May Cheung, is also our Chief Executive Officer, President and sole Director.  EETA is also the owner of 92.4% of the common stock of 7582919 Canada, Inc., a corporation originally formed pursuant to the laws of British Columbia, Canada on September 21, 2010 as Renergy Foods Canada, Inc. On March 6, 2012, Renergy Foods Canada, Inc. changed its name to NuAgri, Inc. On October 1, 2013, NuAgri, Inc. changed its name to 7582919 Canada, Inc. The wholly-owned subsidiary of EETA, 3986489 Canada Inc. (“3CI”) was incorporated in Surrey, British Columbia of Canada on December 17, 2001, which acquired a 60% equity interests in 7582919 Canada Inc. (“7CI”) on September 21, 2014. EETA and 3CI are engaged in investment holding. On September 30, 2016, 3CI increased its equity interest in 7CI from 83.480% to 92.40% whereby it acquired 20,000,000 shares of the 7CI’s Class A Voting Stock at a per share price of Cdn $0.01, for an aggregate value of Cdn $200,000.

Our business offices are currently located at Flat A, 15/F, Block 1, Site 7, Whampoa Garden, Hung Hom, Kowloon, Hong Kong. Our telephone number is (852) 91235575.

We have three (3) executive officers, Yuen May Cheung, our Chief Executive Officer and President, Philip K.H. Chan, our Chief Financial Officer, and Thomas Colclough, our Chief Operating Officer. Yuen May Cheung is our sole Director.

We are a development stage company that has generated no revenues and has had limited operations to date. From January 20, 2015 (date of inception) to September 30, 2016, we have incurred accumulated net losses of $5,173,884 As of September 30, 2016, we had $88,077 in current assets and current liabilities of $6,035,562. Through September 30, 2016, we have issued an aggregate of 21,671,600shares of our common stock since our inception. We issued 20,000,000 shares of our common stock pursuant to the Share Exchange Agreement on February 27, 2015, and we issued a total of 650,000 shares to 41 separate foreign shareholders on April 24, 2015, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, for total proceeds of approximately $6,500. On May 20, 2016, we issued 1,021,600 shares of our common stock to five foreign (5) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.10 per share, for an aggregate value of $102,160. Except for the transaction pursuant to the Share Exchange Agreement described above, since our inception we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

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

We have completed the first BioDomes on five acres land which located 4174 184th Street, Surrey, Canada, and we are in process of establishing manufacturing capabilities. Eco Energy designs and builds climate-controlled BioDomes with Vertical Aeroponic Growing Cabinets that mitigate the risks associated with growing vegetables, herbs, microgreens, and fruits. BioDomes can be designed to incorporate retail areas and be situated at ground level, on rooftops in urban areas, or in virtually any geographic location. Revenues will be generated from the sale of BioDomes, Vertical Aeroponic Growing Cabinets, nutrient solutions, and support media.

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

	Months 1-3	Months 4 - 6	Months 7-9	Months 10-12	Total 12 months
Mortgage	$22,000	$22,000	$22,000	$22,000	$88,000
Payroll	$60,000	$60,000	$80,000	$80,000	$280,000
Loans	$9,000	$9,000	$9,000	$9,000	$36,000
Supplies	$10,000	$12,000	$12,000	$15,000	$49,000
Utilities	$3,000	$4,500	$6,000	$8,000	$21,500
Accounting	$6,000	$6,000	$6,000	$18,000	$36,000
Legal	$10,000	$12,000	$12,000	$12,000	$46,000
Auditing	$10,000	$10,000	$10,000	$30,000	$60,000
CFO	$25,000	$25,000	$25,000	$25,000	$100,000
VP Sales	$20,000	$20,000	$20,000	$20,000	$80,000

Consulting	$20,000	$25,000	$25,000	$25,000	$95,000
Project Management	$48,000	$48,000	$48,000	$48,000	$192,000
Product Development	$45,000	$45,000	$45,000	$45,000	$180,000
Engineering	$30,000	$30,000	$30,000	$30,000	$120,000
Mechanical	$60,000	$60,000	$30,000	$30,000	$180,000
Electrical	$20,000	$20,000	$20,000	$20,000	$80,000
Software	$30,000	$10,000	$10,000	$10,000	$60,000
Marketing	$150,000	$180,000	$200,000	$220,000	$750,000
Advertising	$150,000	$200,000	$220,000	$250,000	$820,000
Promotion	$50,000	$50,000	$50,000	$60,000	$210,000
Investor Relations	$120,000	$120,000	$120,000	$150,000	$510,000
Total Expenditures	$898,000	$968,500	$1,000,000	$1,127,000	$3,993,500

Milestones

Months 1 through 3

During the first three (3) months we plan to:

o	Complete development on the next generation of BioDome
o	Define the testing procedures Nutrition Fluid with New Pi-water system.
o	Apply for Trademark registration in China and process the application of patent in China and Japan that are currently in process.
o	Enter into contract with a factory and the contractor for the first BioDome development in China
o	Start the new architecture drawing in the second level of expansion in Canada property
o	Design the new flame work of the BioDome
o	Hire three engineering staff in Canada and China

 BioDome II

We design and builds climate-controlled BioDomes with Vertical Aeroponic Growing Cabinets that mitigate the risks associated with growing vegetables, herbs, microgreens, and fruits. BioDome can be designed to incorporate retail areas and be situated at ground level, on rooftops in urban areas, or in virtually any geographic location. Revenues will be generated from the sale of BioDomes, Vertical Aeroponic Growing Cabinets, nutrient solutions, and support media.  It is our intention to make the necessary modifications to the system, namely the development of a BioDome II, to make the system work faster and control better, but we will need to source components, make engineering refinements, and have molds for mass production made.

Testing of Nutrition Solution

We have developed a naturally derived nutrient solution to grow healthy and good tasting produce rich in nutrients. The basic nutrients required for plant growth are divided into two main categories:

● Macronutrients: Nitrogen, calcium, potassium, magnesium, phosphorus, and sulphur; and;

● Micronutrients: Iron, zinc, molybdenum, selenium, manganese, boron, copper, cobalt, and chlorine.

And we added up a New Pi-water system into the Nutrients for plants

We have engaged China Agricultural Labs to test the fluid and develop the system to produce the nutrition fluid.

Complete Trademark (神农殿) (means ‘God of Vega Palace’) Registration in China

File for trademark protection in China to protect our business name, product names, domain names, logos and slogans still in process. We anticipate the completion of this process within three months.

Contract to build the first BioDome in Southern China

We are currently negotiating a contract with a company in Southern China for a 50 acres of agriculture land foot where we can build a 300,000 sq. ft. Green House building that can producing 800 tons of vegetables per month. We have developed a proprietary, patent-pending aeroponic growing cabinet in which crops of various sizes can be cultivated vertically in multiple layers. This growing arrangement increases plant density. Based on a variety of plant sizes, an Eco Energy BioDome will hold between 200,000 and 600,000 plants, all in a footprint comprising less than a third of an acre.

Development the Second Generation of the BioDomes

We presently are working with South China Agricultural University to develop the new BioDome II drawing for a large size greenhouse on engineering, manufacturing, and tooling. During this period, we intend on securing all work in process inventory, design documentation, prototypes and all intellectual property

Financial/Sales/Engineering Staff

We plan on hiring three engineers. One engineer for hardware, one for software, and one for mechanical. If in the event, we are unable to secure engineers with the required skills necessary we will continue to outsource such functions. We believe, however, that having in house engineers will significantly reduce the amount of time we spend going back and forth with outsourced service providers.

In addition, we expect that during months one (1) through three (3) that we will hire a VP of sales to handle product sales to distributors and retailers for the vegetable markets.

Months 4 through 6

During the following three (3) months, we expect to achieve the following:

o	Hiring the architecture company for the new design for Biodome in China
o	Seek more suppliers for the materials for lighting and nutrition fluids
o	Hiring the first architecture drawing of expansion in Canada site
o	Engage the engineering company to design the Pi-water system for the New Biodome
o	Developing second generation of Aeroponic Growing Systems with centralize computing.
o	Developing the IT marketing Program for wechat and other social media platforms.

Hiring the Architecture Company for the new design for BioDome in China Project

Eco Energy will use ETFE pillows as cladding for its BioDomes with the pillows held in place by aluminum keder tracks and compression plates. Structural movement is absorbed within each panel. A significant architectural feature of the Eco Energy BioDome is that they are largely sealed and equipped with air-lock doors. These features limit the venting of carbon dioxide (which is added as a plant growth accelerant) and keep insects and pathogens out.

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

Developing third generation of Aeroponic Growing Systems

Conventional soil-based agriculture may use anywhere from 200 to 400 liters of NEW pi-water to produce a single kilogram of tomatoes. In a hydroponic horticulture in a typical greenhouse, the same quantity of tomatoes would require 70 liters of water. However, with our aeroponic system, less than 20 liters of water will be required to produce a kilogram of tomatoes. The second generation of Aeroponic growing systems will be saving more energy and water, better time controlling for anti-season products.

Months 7 through 9

During the following three (3) months, we expect to achieve the following:

o	Set up the New App and start to send sample to end users
o	Finish the design in China project and start to order the materials
o	Finish the second level of Biodome and Lighting system design
o	Begin Engineering on Controlled Atmosphere Storage
o	Starting the develop the computer system to control the lighting and temperature for the Biodome

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

Finish the design for China project and start to order the materials

We are currently negotiating a contract with Dragon Dream Company in Shanghai, China to develop a 100,000 sq. ft. BioDome industrial area. When we successfully enter this contract, we shall complete the architectural drawings and order the materials, most of which can be purchased in China.

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

Design the package for the products for the Online Customers

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

Testing the Controlled Atmosphere Storage

●
Controlled Atmosphere Storage is a system for holding respiratory produce in an atmosphere that differs   from normal air in respect of CO2 and O2 levels. Practical advantages of storage under Controlled Atmosphere:

■	Considerable decrease in fruit respiration rate.
■	A reduction in the effect of ethylene on metabolism.
■	An extension in storage life and excellent firmness of flesh.

Begin advertising / promotion campaign

Seek on-going associations and industry group approvals and marketing support. We intend to get needed industry and association and government approvals and seek their help in securing potential industry and government access as well as any needed sponsorships and support.

Work with other complimentary vertical farming product providers.

Work with other firms to assist in optimizing its products for certain verticals where needed.

Sign additional sub-license agreements or joint venture agreements with strategic partners. Central to the Company’s strategy is to sign large (i.e., multi-million dollar) “vertical markets” agreements with commercial partners.

We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans or complete the development and commercialization of our product.

Liquidity and Results of Operations

Comparison for the Three Months Ended September 30, 2016 & September 30, 2015, and for the Nine Months Ended September 30, 2016 and 2015

Revenues and Gross Profit

Revenues and Gross Profit for the three months ended September 30, 2016 and September 30, 2015 are zero, and for the nine months ended September 30, 2016 and September 30, 2015 are zero. The Company is a development stage company and has incurred significant costs in research and development activities. See discussion below for further information. As of September 30, 2016, the Company had incurred an accumulated deficit of $5,173,884 since inception.

Costs and Expenses

Total operating cost and expenses increased to $771,892 for the three months ended September 30, 2016, as compared to $765,920 for the three months ended September 30, 2015. And the total operating cost and expenses decreased to $1,333,565 for the nine months ended September 30, 2016, as compared to $1,884,983 for the nine months ended September 30, 2015. These decreases were primarily due to decreasing costs associated with General Administrative Expenses.

Other Income and Expenses

Interest expense was $3,017 in the three months ended September 30, 2016 as compared to $5,086 for the three months ended September 30, 2015. And $14,073 in the nine months ended September 30, 2016 as compared to $16,204 for the nine months ended September 30, 2015.

Income Taxes

The Company had no income tax expenses or income tax benefit for each of the three months ended September 30, 2016, and September 30, 2015 and for the nine months ended September 30, 2016, and September 30, 2015, due to incurrence of net operating loss in each of these periods. There are no income tax refund opportunities currently available.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flows.

Liquidity and Capital Resources

Long-Term Debt / Note Payable and Other Commitments

The Company had owned a Land and Buildings and had mortgage commitments for capital expenditures. In addition, the Company is liable for monthly payments of $5,518 on mortgage finance. As at September 30, 2016, the principal owed is $683,547.  As of December 31, 2015, the principal owed is $658,702.

Cash Flow Information

The Company had working capital deficit of approximately $5,947,485 and a current ratio of 0.015 as of September 30, 2016. And the Company had working capital deficit of $4,770,175 and a current ratio of 0.019 at December 31, 2015. The decrease in working capital and the current ratio at September 30, 2016, as compared to December 31, 2015, was primarily due to the use of working capital for operations as well as marketing expenses. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next twelve (12) months.

During the nine months ended September 30, 2016, the Company had cash and cash equivalents of approximately $87,135 as compared to cash and cash equivalents of $89,824 as of December 31, 2015. This represents a slight decrease in cash of $2,689.

Cash provided by Operating Activities

The Company used approximately $1,326,890 of cash for operating activities in the nine months ended September 30, 2016, as compared to used $1,755,144 of cash for operating activities in the nine months ended September 30, 2015. This resulted in a decrease in cash used in operating activities of $428,254. The expenses consisted of filing fees, professional fees and other general expenses.

Cash Used In Investing Activities

The Company uses approximately $nil of cash for investing activities in the nine months ended September 30, 2016 as compared to use $74,577 of cash for investing activities in the nine months ended September 30, 2015. This resulted in a decrease in cash used in investing activities of $74,577.

Cash Used in Financing Activities

Financing activities in the nine months ended September 30, 2016, provided $1,249,177 of cash as compared to $1,808,637 of cash provided by the nine months ended September 30, 2015. The Company did not incur any debt issuance costs in 2015.

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

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell or issue any shares of unregistered securities during the three month period ending September 30, 2016.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    OTHER INFORMATION

None

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

ECO ENERGY TECH ASIA, LTD. (Registrant)

Signature	Title	Date
/s/ Yuen May Cheung
Yuen May Cheung	Chief Executive Officer	November 17, 2016
Principal Executive Officer
/s/ Philip K.H. Chan
Philip K.H. Chan	Chief Financial Officer Principal Financial Officer	November 17, 2016