Form 10-K
period 2016-12-31
ECO ENERGY TECH ASIA, LTD
filed 2017-03-31
CIK 1650505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-207095

Eco Energy Tech Asia, Ltd.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	47-3444723
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Unit 503, 5/F, Silvercord Tower 2,
30 Canton Road, TST,
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 31, 2017, there were outstanding 21,671,600 shares of the registrant’s common stock, par value $0.001 per share.

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

On February 27, 2015, we entered into a Share Exchange Agreement to acquire 100% of the outstanding capital stock of Eco Energy Tech Asia, Ltd. (“EETA”), a Hong Kong corporation formed on December 27, 2012. Pursuant to the Share Exchange Agreement, we issued 20,000,000 shares of our common stock to the sole shareholder of EETA in exchange for 1,000,000 ordinary shares of EETA. The sole shareholder of EETA, Yuen May Cheung, is also our Chief Executive Officer, President and sole Director.  EETA is also the owner of 82.4% of the common stock of 7582919 Canada, Inc., a corporation originally formed pursuant to the laws of British Columbia, Canada on June 21, 2010, as Renergy Foods Canada, Inc. On March 6, 2012, Renergy Foods Canada, Inc. changed its name to NuAgri, Inc. On October 1, 2013, NuAgri, Inc. changed its name to 7582919 Canada, Inc.

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

Our proprietary biodomes are environmentally friendly and can be located anywhere, including in the most climatically inhospitable areas. The Company’s technologies provide the ability to grow high margin produce for twelve (12) months of the year, with faster growing times and cost-effective energy management. As a result, clients will experience faster capital payback, enhanced profitability and compelling, consistent revenue growth.

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

● Turnkey Biodomes
We design and build climate-controlled Biodomes with Vertical Aeroponic Growing Cabinets that markedly increase yields and mitigates the risks associated with growing vegetables, herbs, microgreens, and fruits.

● Micropropagation Services
We intend to provide commercial growers worldwide with the highest quality, certified disease free, high-yielding plantlets grown in a closed-controlled environment from both seeds and cuttings obtained by micropropagation.

● Karma Verdi Brand: Local. Everywhere.
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

Energy Inflation

For the developed world, conventional food production and distribution requires a tremendous amount of energy. Besides fueling farm machinery and transporting food, significant energy goes towards the production of artificial fertilizers and pesticides, and to the processing, packaging, and storing of food. Because commercial growers have evolved to depend upon the use of low-cost rural land, inefficient greenhouses, and low-cost fossil fuels to supply food to urban centers, they have not been designed to deal with the potential problems associated to energy inflation. Over time, and with an annual rate of 7.33% energy inflation, this inherent inefficiency in food production and distribution has resulted in increased food prices. Extrapolating the 7.33% rate of inflation, energy costs are likely to double in the next ten years.
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

Consumer Food Choice Trends

Four primary food choice trends exist in today’s market:

●	Health and wellness – an aging population increasingly focused on health awareness is creating a demand for chemical-free foods, functional foods, nutraceuticals, and treating food as medicine.

●
Convenience – with a faster pace of lifestyle, smaller households, a higher rate of women working, and time becoming a more valuable resource, there is a growing demand for smaller portions of prepared foods.

●
Value – with an increasingly educated and sophisticated consumer, there is a growing demand for premium private label products. With increasing income distribution and gaps, and declining food expenditure share, there is growing price consciousness of lower income consumers.

●
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

Lower Cost Branding Solution for Local Suppliers

Smaller commercial growers cannot afford to brand their produce in the same way as larger commercial growers that have sophisticated websites that incorporate social media, professional packaging designs, and access to shelf space in supermarkets. As a result, there is an opportunity to allow smaller commercial growers to market their produce under a shared brand. This eventuality is accomplished by allowing smaller commercial growers to grow under contract for EcoEnergy Foods and to market produce directly under the Karma Verdi Brand.

ITEM 1.	BUSINESS (CONTINUED)

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

EcoEnergy Biodomes are sealed, grow areas do not require venting, are extremely well insulated, filtered and designed to diffuse light.

ITEM 1.	BUSINESS (CONTINUED)

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

Property and Facilities

Our Hong Kong business office is located at Unit 503, 5F Silvercord Tower 2, 30 Canton Road, TST, Kowloon, Hong Kong.  This office is provided to us by our Chief Executive Officer, President and Director, Yuen May Cheung, at no cost to our Company. Through our Canadian subsidiary, 7582919 Canada Inc., we own a parcel of land at 4174 184th Street, Surrey, British Columbia, Canada (the “Land”). The Land is approximately five (5) acres and is valued at $705,964. We currently have mortgages on the parcel in the original principal amount of $725,285. We make monthly payments of $5,352. The current outstanding balances on the mortgages are $605,268 as of December 31, 2016.

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

Our Hong Kong business office is located at Unit 503, 5F Silvercord Tower 2, 30 Canton Road, TST, Kowloon, Hong Kong.  This office is provided to us by our Chief Executive Officer, President and Director, Yuen May Cheung, at no cost to our Company. Through our Canadian subsidiary, 7582919 Canada Inc., we own a parcel of land at 4174 184th Street, Surrey, British Columbia, Canada (the “Land”). The Land is approximately five (5) acres and is valued at $705,964. We currently have mortgages on the parcel in the original principal amount of $725,285. We make monthly payments of $5,352. The current outstanding balances on the mortgages are $605,268 as of December 31, 2016. We currently own a Biodome we have constructed on the Land and it is no valued after 5 years depreciated.

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

Market Information

Our common stock has been quoted on the OTCQB under the symbol "EYTH since March 3, 2016. Prior to March 3, 2016, there was no active market for our common stock.

The market for our common stock is limited and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on the OTCQB on a quarterly basis for the periods indicated, as reported by OTC Markets Group. The quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Quarter Ended	High	Low
30/9/2016	$7.5	$3
31/12/2016	$8	$4

The last reported bid price of our common stock on the OTCQB on March 30, 2017, was $8.

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

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (CONTINUED)

Issuer Purchases of Equity Securities

None

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On February 27, 2015, we entered into a Share Exchange Agreement to acquire 100% of the outstanding capital stock of Eco Energy Tech Asia, Ltd. (“EETA”), a Hong Kong corporation formed on December 27, 2012. Pursuant to the Share Exchange Agreement, we issued 20,000,000 shares of our common stock to the sole shareholder of EETA in exchange for 1,000,000 ordinary shares of EETA. The sole shareholder of EETA, Yuen May Cheung, is also our Chief Executive Officer, President and sole Director.  EETA is also the owner of 92.40% of the common stock of 7582919 Canada, Inc., a corporation originally formed pursuant to the laws of British Columbia, Canada on June 21, 2010 as Renergy Foods Canada, Inc. On March 6, 2012, Renergy Foods Canada, Inc. changed its name to NuAgri, Inc. On October 1, 2013, NuAgri, Inc. changed its name to 7582919 Canada, Inc.

Our business offices are currently located at Unit 503, 5/F Silvercord Tower 2, 30 Canton Road TST, Kowloon, Hong Kong. Our telephone number is (852) 91235575.

We have three (3) executive officers, Yuen May Cheung, our Chief Executive Officer and President, Philip K.H. Chan, our Chief Financial Officer, and Thomas Colclough, our Chief Operating Officer. Yuen May Cheung is our sole Director.

We are a development stage company that has generated no revenues and has had limited operations to date. From January 20, 2015 (date of inception) to December 31, 2016, we have incurred accumulated net losses of $1,620,121 As of December 31, 2016, we had $698,308 in current assets and current liabilities of $6,563,999. Through December 31, 2016, we have issued an aggregate of 21,671,600 shares of our common stock since our inception. We issued 20,000,000 shares of our common stock pursuant to the Share Exchange Agreement on February 27, 2015, and we issued a total of 650,000 shares to 41 separate foreign shareholders on April 24, 2015, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, for total proceeds of approximately $6,500. On May 20, 2016, we issued 1,021,600 shares of our common stock to five foreign (5) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.10 per share, for an aggregate value of $102,160. Except for the transaction pursuant to the Share Exchange Agreement described above, since our inception we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

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

	Months 1-3	Months 4 - 6	Months 7-9	Months 10-12	Total 12 months
Mortgage	$16,000	$16,000	$16,000	$16,000	$64,000
Payroll	$80,000	$80,000	$100,000	$120,000	$380,000
Loans	$9,000	$9,000	$9,000	$9,000	$36,000
Supplies	$10,000	$12,000	$12,000	$15,000	$49,000
Utilities	$3,000	$4,500	$6,000	$8,000	$21,500
Accounting	$5,000	$5,000	$5,000	$5,000	$20,000
Legal	$5,000	$6,000	$6,000	$6,000	$23,000
Auditing	$5,000	$5,000	$5,000	$30,000	$45,000
CFO	$22,500	$22,500	$22,500	$22,500	$90,000
VP Sales	$15,000	$15,000	$15,000	$15,000	$60,000
Consulting
Project Management	$16,500	$16,500	$16,500	$16,500	$66,000
Product Development	$30,000	$30,000	$15,000	$15,000	$90,000
Engineering
Mechanical	$50,000	$50,000	$30,000	$30,000	$160,000
Electrical	$20,000	$20,000	$20,000	$20,000	$80,000
Software	$30,000	$10,000	$10,000	$10,000	$60,000
Marketing
Advertising	$200,000	$250,000	$280,000	$300,000	$1,030,000
Promotion	$50,000	$75,000	$100,000	$150,000	$375,000
Investor Relations	$100,000	$120,000	$150,000	$200,000	$570,000
Total Expenditures	$667,000	$746,500	$818,000	$988,000	$3,219,500

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Milestones

Months 1 through 3

During the first three (3) months we plan to:

o	Complete development on the next generation of BioDome
o	Define the testing procedures Nutrition Fluid with New Pi-water system.
o	Apply for Trademark registration in China and process the application of patent in China and Japan that are currently in process.
o	Enter into contract with a factory and the contractor for the first BioDome development in China
o	Start the new architecture drawing in the second level of expansion in Canada property
o	Design the new flame work of the BioDome
o	Hire three engineering staff in Canada and China

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

Liquidity and Results of Operations

Comparison of the Years Ended Results – For the Years Ended December 31, 2015 and December 31, 2016

Revenues and Gross Profit

Revenues and Gross Profit for the year ended December 31, 2015, 2016 are zero. The Company is a development stage company and has incurred significant costs in research and development activities. See discussion below for further information. At December 31, 2016, the Company had incurred an accumulated deficit of $5,565,294 since inception.

Costs and Expenses

Total operating cost and expenses decreased to $1,748,043 for the year ended December 31,2016, as compared to $2,641,790 for the year ended December 31,2015. These decreases were primarily due to decreasing costs associated with General Administrative Expenses, mainly Marketing expenses.

Other Income and Expenses

Interest expense were $21,939 in years ended December, 2016 as compared to 51,481 for the year ended December 31,2015. All interest expenses are incurred from Mortgages.

Income Taxes

The Company had no income tax expenses or income tax benefit for the years ended December 31, 2016 and December 31, 2015, due to incurrence of net operating loss in each of these periods. There are no income tax refund opportunities currently available.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flows.

Liquidity and Capital Resources

Long-Term Debt / Note Payable and Other Commitments

The Company had owned a Land and Buildings and had mortgage commitments for capital expenditures. In addition, the Company is liable for monthly payments of $5,352 on mortgage finance. As at December 31, 2016, the principal owed is $605,268.

Cash Flow Information

The Company had working capital deficit of approximately $6,450,632 and a current ratio of 0.02 at December 31, 2016, The Company had working capital deficit of $4,770,175 and a current ratio of 0.02 at December 31, 2015. The increase in working capital deficit at December 31, 2016, as compared to December 31, 2015, was primarily due to the use of working capital for operations as well as marketing expenses. The increase in current ratio was primarily due to the increase in cash in bank. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next twelve months.

During the year ended December 31, 2016, the Company had cash and cash equivalents of approximately $112,923 as compared to cash and cash equivalents of $89,824 at December 31, 2015. This represents a slight increase in cash of $23,099.

Cash used in Operating Activities

The Company used approximately $1,710,245 of cash for operating activities in the years ended December 31, 2016 as compared to use $2,661,039 of cash for operating activities in the years ended December 31, 2015. This resulted in a decrease in cash used in operating activities of $950,794.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Provided by Financing Activities

Financing activities in the years ended December 31, 2016 provide $1,733,134 of cash as compared to $2,733,135 of cash provide in the years ended December 31, 2015. The Company did not incur any debt issuance costs in 2016.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and position of each of our directors and executive officers are as follows:

Name	Age	Position

Yuen May Cheung	50	Chief Executive Officer, President and Director

Philip K.H. Chan	39	Chief Financial Officer (Appointed March 16, 2016)

Tom Colclough	61	Chief Operating Officer

Yuen May Cheung, Age 50, Chief Executive Officer, President and Director

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

Philip K.H. Chan, age 39, Chief Financial Officer (Appointed 3/16/2016)

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

Tom Colclough, Age 61, Chief Operating Officer

Mr. Colclough is our Chief Operating Officer and has served in that capacity since our inception in January of 2015, Mr. Colclough is, and has served as, the Chief Operating Officer of our subsidiaries, EETA, since its inception in 2012, and 7582919 Canada, Inc, since its inception in 2010. Mr. Colclough devotes all of his working time to the management and operations of our Company. Since 1992, Mr. Colclough has held senior roles in strategic health and defense programs in the UK, Africa and the Middle East with ICL, IBM, Micro Strategy, BAE Systems, and IBA. The majority of roles have required practical steps to implement new and innovative technologies providing solutions to challenging problems. He holds a Bachelor of Science degree in Medical Engineering and Biological Sciences from the University of Keele. Mr. Colclough does not, and has not served as an officer or director of any other company required to file reports with the Securities and Exchange Commission.

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

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

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

Outstanding Equity Awards at 2016 Fiscal Year-End

We do not currently have a stock option plan or any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception; accordingly, none were outstanding at December 31, 2016.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Annual Report for:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws, and the address for each person listed in the table is c/o Eco Energy Tech Asia, Ltd., Unit 503, 15/F, Silvercord Tower 2, 30 Canton Road TST , Kowloon, Hong Kong.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (CONTINUED)

The percentage ownership information shown in the table below is calculated based on 21,671,600 shares of our common stock issued and outstanding as of the date of this Annual Report. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of Class of Beneficial Ownership	Name of Beneficial Owner	Amount and Nature	Percentage of Class
Common Stock	Yuen May Cheung, Chief Executive Officer, President and Director	17,300,000 (D)	79.83%

Common Stock	Philip K.H. Chan	70,000 (D)	0.03%
All officers and directors as a group		20,070,000	79.86%

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

We do not have any issued and outstanding securities that are convertible into common stock. None of our stockholders are entitled to registration rights.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2016, we have received advances from Yuen May Cheung, our Chief Executive Officer, President and sole Director in the aggregate amount of $6,534,040. These advances are unsecured, interest free and repayable on demand.

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

We were billed by our current independent public accounting firm, Dominic K.F. Chan & Co, for the following professional services they performed for us during the years ended December 31, 2016 and 2015 as set forth in the table below.

	Year Ended December 31,
	2016	2015
Audit fees	$43,000	$45,000
Audit-related fees
Tax fees
All other fees	$800	$1,000

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

ECO ENERGY TECH ASIA, LTD.

Dated: March 31, 2017	By:	/s/ Yuen May Cheung
Yuen May Cheung
President and Chief Executive Officer

Dated: March 31, 2017	By:	/s/ Philip K.H. Chan
Philip K.H. Chan
Chief Financial Officer

Signature	Title	Date

/s/ Yuen May Cheung	President and Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2017
Yuen May Cheung

/s/ Philip K.H. Chan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2017
Philip K.H. Chan

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Eco Energy Tech Asia, Ltd

We have audited the accompanying consolidated balance sheets of Eco Energy Tech Asia, Ltd and subsidiaries (the “Company”), as of December 31, 2016 and 2015 and the related consolidated statements of operations, shareholders’ equity and other comprehensive loss, and cash flows, for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015 and the results of its operations and their cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

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

Centurion ZD CPA Ltd. (fka DCAW (CPA) Ltd. as successor to Dominic K.F. Chan & Co.)

Certified Public Accountants

Hong Kong, _____________

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As at December 31,
	2016	2015
ASSETS
Cash	$112,923	$89,824
Deposit and prepayment	444	451
Total Current Assets	113,367	90,275

Property and equipment, net	584,941	628,819
Total Assets	$698,308	$719,094

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accrued expenses	$13,501	$17,947
Amount due to a director	6,534,040	4,828,067
Mortgage loans - current portion	16,458	14,436
Total Current Liabilities	6,563,999	4,860,450

Mortgage loans - non-current portion	588,810	644,266
Total Liabilities	7,152,809	5,504,716

SHAREHOLDERS' DEFICIT
Common stock ($0.001 par value; authorized 75,000,000 shares, 21,671,600 and 20,650,000 shares, respectively issued and outstanding at December 31, 2016 and 2015)	21,672	20,650
Additional paid-in capital	192,019	89,859
Accumulated deficits	(5,565,294)	(3,945,173)
Accumulated other comprehensive income	451,097	453,178
Total Eco Energy Tech Asia, Ltd’s deficit	(4,900,506)	(3,381,486)
Non-controlling interests	(1,553,995)	(1,404,136)
Total Shareholders' Deficit	(6,454,501)	(4,785,622)
Total Liabilities and Shareholders' Deficit	$698,308	$719,094

See notes to consolidated financial statements

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the Years Ended December 31,
	2016	2015

REVENUE	$-	$-
COST OF REVENUE	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative	1,748,043	2,641,790
LOSS FROM OPERATIONS	(1,748,043)	(2,641,790)
OTHER INCOME (EXPENSES)
Interest income	2	-
Interest expenses	(21,939)	(51,481)
	(21,937)	(51,481)

LOSS BEFORE INCOME TAX	(1,769,980)	(2,693,271)
Income tax expense	-	-
NET LOSS	(1,769,980)	(2,693,271)
Net loss attributable to non-controlling interests	149,859	682,516
NET LOSS ATTRIBUTABLE TO STOCKHOLDERS	(1,620,121)	(2,010,755)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(2,081)	729,423
COMPREHENSIVE LOSS	$(1,622,202)	$(1,281,332)

NET LOSS PER COMMON STOCK:
Basic	$(0.076)	$(0.098)
Diluted	$(0.076)	$(0.098)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING:
Basic	21,278,033	20,546,712
Diluted	21,278,033	20,546,712

See notes to consolidated financial statements

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2016 and 2015

(Stated in US Dollars)

					Accumulated
	Common stock		Additional		other	Non-
	Number of		paid-in	Accumulated	comprehensive	controlling
	shares	Amount	capital	deficit	income	interests	Total

Balance as of January 1, 2015	20,000,000	$20,000	$109,009	$(1,934,418)	$(276,245)	$(721,620)	$(2,803,274)
Reverse acquisition	650,000	650	(19,150)	-	-	-	(18,500)
Net loss for the year	-	-	-	(2,010,755)	-	(682,516)	(2,693,271)
Foreign currency translation adjustment	-	-	-	-	729,423	-	729,423
Balance as of December 31, 2015	20,650,000	20,650	89,859	(3,945,173)	453,178	(1,404,136)	(4,785,622)
Issuance of shares	1,021,600	1,022	102,160	-	-	-	103,182
Net loss for the year	-	-	-	(1,620,121)	-	(149,859)	(1,769,980)
Foreign currency translation adjustment	-	-	-	-	(2,081)	-	(2,081)
Balance as of December 31, 2016	21,671,600	$21,672	$192,019	$(5,565,294)	$451,097	$(1,553,995)	$(6,454,501)

See notes to consolidated financial statements

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2016 and 2015

(Stated in US Dollars)

	2016	2015
Cash Flows from Operating Activities
Net loss	$(1,769,980)	$(2,693,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,027	30,913
Impairment loss	35,717	-
Changes in operating assets and liabilities:
Prepaid expenses	22	(455)
Accrued expenses and other payables	(5,031)	1,774
Net Cash Used In Operating Activities	$(1,710,245)	$(2,661,039)

Cash Flows from Investing Activities
Net Cash Used In Investing Activities	$-	$-

Cash Flows from Financing Activities
Issue of common stock	$103,182	$650
Advances from a director	1,705,351	2,760,188
Repayment of mortgage loans	(75,399)	(27,703)
Net Cash Provided By Financing Activities	$1,733,134	$2,733,135

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$210	$(1,483)
Net Increase In Cash and Cash Equivalents	23,099	70,613
Cash and Cash Equivalents at Beginning of Year	89,824	19,211
Cash and Cash Equivalents at End of Year	$112,923	$89,824

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest expenses	$21,939	$51,481
Income taxes	$-	$-

See notes to consolidated financial statements

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
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

On June 30, 2016, 3CI further acquired the equity interests of 7CI from 83.48% to 92.40%.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(Stated in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

●	Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

●
Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

●
Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, due from related parties, other assets, accrued expenses, other payables, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015.

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

Impairment of long-lived assets

The Group periodically evaluates the carrying value of long-lived assets to be held and used, when events and circumstances such a review, pursuant to the guidelines established in FASB ASC 360. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
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

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying consolidated statements of loss and comprehensive loss. Advertising expenses amounted to $483,891 and $939, respectively for the years ended December 31, 2016 and 2015.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2016 and 2015, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(Stated in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31
	2016	2015
Exchange rate on balance sheet dates
USD : CAD exchange rate	1.3443	1.3870

Average exchange rate for the period
USD : CAD exchange rate	1.3254	1.2785

The exchange rates used to translate amounts in HKD into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31
	2016	2015
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.7548	7.7507

Average exchange rate for the period
USD : HKD exchange rate	7.7624	7.7524

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

Accumulated other comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended December 31, 2016 and 2015 included net loss and unrealized loss from foreign currency translation adjustments.

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

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(Stated in US Dollars)

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $1,769,980 and an accumulated deficit of $5,565,294 as of December 31, 2016. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As at December 31,
	2016	2015

Land and buildings	$705,964	$684,251
Bio domes	70,517	68,348
Machinery and equipment	10,886	10,551
	$787,367	$763,150
Less: accumulated depreciation	(166,709)	(134,331)
Less: accumulated impairment	(35,717)	-
Property and equipment, net	$584,941	$628,819

On December 31, 2016, the Company commits to a plan to abandon bio domes that is currently being used in operations. Due to the location and nature of the factory, it is not expected the bio domes could reasonably generate sales proceeds. The Company’s plan is to ceases to be used the bio domes immediately. The Company, acquired 5 years ago for $70,517, was initially assigned a ten-year estimated useful life. As a result of the commitment to a plan to abandon the bio domes, the Company has reduced the bio dome’s estimated remaining useful life from five years to zero and the Company will account for the change in estimate in accordance with ASC 250. Thus, under ASC 250, the Company’s carrying value of $35,717 at December 31, 2016 will be depreciated over the year.

For the year ended December 31, 2016, the Company recorded an impairment loss of bio domes in the amount of $35,717. The Company considered historical rates and current market conditions when determining the discount and growth rates to use in its analyses. If these estimates or their related assumptions change in the future, it may be required to record further impairment charges.

For the years ended December 31, 2016 and 2015, depreciation expenses amounted to $29,027 and $30,913 respectively.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(Stated in US Dollars)

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As at December 31,
	2016	2015

Accrued property tax	$2,975	$5,214
Accrued professional fees	10,526	1,484
Other accrued expenses	-	11,249
Total	$13,501	$17,947

NOTE 6 - TAXATION

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the years ended December 31, 2016 and 2015, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

The Company was incorporated in the State of Nevada. The Company did not generate taxable income in the US for the years ended December 31, 2016 and 2015.

EETA was incorporated under the laws of Hong Kong. EETA did not generate taxable income in the Hong Kong for the years ended December 31, 2016 and 2015.

3CI and 7CI were incorporated in Surrey, British Columbia of Canada. 3CI and 7CI did not generate taxable income in the Canada for the years ended December 31, 2016 and 2015.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(Stated in US Dollars)

NOTE 7 – EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net loss per share:

	Years Ended December 31,
	2016	2015

Net loss available to common stockholders for basic and diluted net loss per share of common stock	$(1,620,121)	$(2,010,755)
Weighted average common stock outstanding – basic	21,278,033	20,546,712
Effect of dilutive securities	-	-
Weighted average common stock outstanding – diluted	21,278,033	20,546,712

Net loss per common stock – basic	$(0.076)	$(0.098)
Net loss per common stock – diluted	$(0.076)	$(0.098)

NOTE 8 - RELATED PARTY TRANSACTIONS

8.1 Nature of relationships with related party

Name	Relationships with the Company
Cheung Yuen May	Director

8.2 Related party balances and transactions

Amount due to Cheung Yuen May were $6,534,040 and $4,828,067, respectively as at December 31, 2016 and 2015. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Cheung Yuen May is as follows:

	As at December 31,
	2016	2015

At beginning of year	$4,828,067	$2,768,207
Advances from the director	1,705,973	2,059,860
At end of year	$6,534,040	$4,828,067

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(Stated in US Dollars)

NOTE 9 – MORTGAGE LOANS

The mortgage loans are as follows:

		As at December 31,
	Interest rate	2016	2015

Farm Credit Canada	4.2% p.a.	$336,359	$337,603
Farm Credit Canada	4.2% p.a.	108,790	108,703
iFunds Mortgage	13.5% p.a.	160,119	212,396
Total		$605,268	$658,702
Mortgage loan payable-current portion		(16,458)	(14,436)
Mortgage loan payable-non-current portion		$588,810	$644,266

The mortgage loans are secured by the land and buildings owned by the Company.

For the years ended December 31, 2016 and 2015, interest expenses incurred on the mortgage loans were $21,939 and $51,481, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

As of December 31, 2016, the Company did not have commitments and contingency liability.

Legal proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

NOTE 11 - SUBSEQUENT EVENTS

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our consolidated financial statements for the year ended December 31, 2016.