Form 10-K/A
period 2016-12-31
ECO ENERGY TECH ASIA, LTD
filed 2017-04-05
CIK 1650505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

The date was inadvertently omitted from the Auditor Report. This Form 10k/A is being filed for the sole purpose of including the Auditor Report dated March 31, 2017. There are no other changes or revisions to the filing.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.

(b)	Exhibits

Exhibit	Description

3.1	Articles of Incorporation of Registrant.*

3.2	Bylaws of Registrant.*

10.1	Share Exchange Agreement dated February 27, 2015*

23.1	Consent of Dominic K.F. Chan & Co., Certified Public Accountants*

31.1	Certificate of Yuen May Cheung, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Philip K.H. Chan, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Yuen May Cheung, President and Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Philip K.H. Chan, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Incorporated by reference from our Registration Statement on Form S-1, as amended, SEC File No. 333-207095 declared effective on November 12, 2015.
** Previously furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO ENERGY TECH ASIA, LTD.

Dated: April 5, 2017	By:	/s/ Yuen May Cheung
Yuen May Cheung
President and Chief Executive Officer

Dated: April 5, 2017	By:	/s/ Philip K.H. Chan
Philip K.H. Chan
Chief Financial Officer

Signature	Title	Date

/s/ Yuen May Cheung	President and Chief Executive Officer (Principal Executive Officer) and Director	April 5, 2017
Yuen May Cheung

/s/ Philip K.H. Chan	Chief Financial Officer (Principal Financial and Accounting Officer)	April 5, 2017
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

/s/ Centurion ZD CPA Ltd. (fka DCAW (CPA) Ltd. as successor to Dominic K.F. Chan & Co.)

Centurion ZD CPA Ltd. (fka DCAW (CPA) Ltd. as successor to Dominic K.F. Chan & Co.)

Certified Public Accountants

Hong Kong, March 31, 2017

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