Form 10-Q
period 2017-03-31
ECO ENERGY TECH ASIA, LTD
filed 2017-05-15
CIK 1650505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-37630

ECO ENERGY TECH ASIA, LTD.

(Exact name of Registrant as specified in its charter)

Nevada	0100	47-3444723
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

 Unit 503, 5/F, Silvercord Tower 2,
30 Canton Road, TST,
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

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that can be expected for the year ended December 31, 2017.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash	$69,887	$112,923
Deposit and prepayment	1,966	444
Total Current Assets	71,853	113,367

Property and equipment, net	585,266	584,941
Total Assets	$657,119	$698,308

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accrued expenses	$5,319	$13,501
Subscription deposit	336,557	-
Amount due to a director	6,487,891	6,534,040
Mortgage loans - current portion	3,896	16,458
Total Current Liabilities	6,833,663	6,563,999

Mortgage loans - non-current portion	441,380	588,810
Total Liabilities	7,275,043	7,152,809

SHAREHOLDERS' DEFICIT
Common stock ($0.001 par value; authorized 75,000,000 shares, 21,671,600 shares issued and outstanding at March 31, 2017 and December 31, 2016)	21,672	21,672
Additional paid-in capital	192,019	192,019
Accumulated deficits	(5,736,828)	(5,565,294)
Accumulated other comprehensive income	471,959	451,097
Total Eco Energy Tech Asia, Ltd’s deficit	(5,051,178)	(4,900,506)
Non-controlling interests	(1,566,746)	(1,553,995)
Total Shareholders' Deficit	(6,617,924)	(6,454,501)
Total Liabilities and Shareholders' Deficit	$657,119	$698,308

See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)

REVENUE	$-	$-
COST OF REVENUE	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative	181,501	360,548
LOSS FROM OPERATIONS	(181,501)	(360,548)
OTHER EXPENSES
Interest expenses	2,784	9,411

LOSS BEFORE INCOME TAX	(184,285)	(369,959)
Income tax expense	-	-
NET LOSS	(184,285)	(369,959)
Net loss attributable to non-controlling interests	12,751	47,113
NET LOSS ATTRIBUTABLE TO STOCKHOLDERS	(171,534)	(322,846)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	20,862	(27,154)
COMPREHENSIVE LOSS	$(150,672)	$(350,000)

NET LOSS PER COMMON STOCK
Basic	$(0.008)	$(0.016)
Diluted	$(0.008)	$(0.016)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING:
Basic	21,671,600	20,650,000
Diluted	21,671,600	20,650,000

See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2017 and Years Ended December 31, 2016

(Stated in US Dollars)

	Common stock				Accumulated
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	other comprehensive income (loss)	Non-controlling interests	Total

Balance as of December 31, 2015	20,650,000	20,650	89,859	(3,945,173)	453,178	(1,404,136)	(4,785,622)
Issuance of shares	1,021,600	1,022	102,160	-	-	-	103,182
Net loss for the year	-	-	-	(1,620,121)	-	(149,859)	(1,769,980)
Foreign currency translation adjustment	-	-	-	-	(2,081)	-	(2,081)
Balance as of December 31, 2016	21,671,600	21,672	192,019	(5,565,294)	451,097	(1,553,995)	(6,454,501)
Net loss for the period	-	-	-	(171,534)	-	(12,751)	(184,285)
Foreign currency translation adjustment	-	-	-	-	20,862	-	20,862
Balance as of March 31, 2017 (unaudited)	$21,671,600	$21,672	$192,019	$(5,736,828)	$471,959	$(1,566,746)	(6,617,924)

See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2017 and 2016

(Stated in US Dollars)

	For The Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(184,285)	$(369,959)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,123	7,195
Changes in operating assets and liabilities:
Prepaid expenses	(1,528)	423
Accrued expenses and other payables	(8,341)	1,439
Net Cash Used In Operating Activities	$(189,031)	$(360,902)

Cash Flows from Investing Activities
Net Cash Used In Investing Activities	$-	$-

Cash Flows from Financing Activities
Subscription deposit	336,557	-
Advances from a director	-	380,038
Repayment to a director	(23,730)	-
Repayment of mortgage loans	(166,682)	(1,537)
Net Cash Provided By Financing Activities	$146,145	$378,501

Net (decrease) increase In Cash and Cash Equivalents	$(42,886)	$17,399
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(150)	535
Cash and Cash Equivalents at Beginning of Period	112,923	89,824
Cash and Cash Equivalents at End of Period	$69,887	$107,958

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest expenses	$2,784	$9,411
Income taxes	$-	$-

See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
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
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
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

The carrying amounts reported in the balance sheets for cash, due from related parties, other assets, accrued expenses, other payables, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
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

Advertising
Advertising is expensed as incurred and is included in selling expenses on the accompanying consolidated statements of loss and comprehensive loss. Advertising expenses amounted to $83,683 and $232,670 for the three months ended March 31, 2017 and 2016, respectively.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
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

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31	December 31	March 31
	2017	2016	2016
Exchange rate on balance sheet dates
USD : CAD exchange rate	1.3320	1.3443	1.2968

Average exchange rate for the period
USD : CAD exchange rate	1.3233	1.3254	1.3733

The exchange rates used to translate amounts in HKD into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31	December 31	March 31
	2017	2016	2016
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.7713	7.7548	7.7548

Average exchange rate for the period
USD : HKD exchange rate	7.7604	7.7624	7.7740

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
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

Accumulated other comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three months ended March 31, 2017 and 2016 included net loss and unrealized loss from foreign currency translation adjustments.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $184,285 for the three months ended March 31, 2017 and an accumulated deficit of $5,736,828 as of March 31, 2017. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholder. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Stated in US Dollars)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
	(Unaudited)

Land and buildings	$712,499	$705,964
Biodomes	71,170	70,517
Machinery and equipment	10,986	10,886
	$794,655	$787,367
Less: accumulated depreciation	(173,672)	(166,709)
Less: accumulated impairment	(35,717)	(35,717)
Property and equipment, net	$585,266	$584,941

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

For the three months ended March 31, 2017 and 2016, depreciation expenses amounted to $5,123 and $7,195, respectively.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Stated in US Dollars)

NOTE 5 – ACCRUED EXPENSES

At March 31, 2017 and December 31, 2016, accrued expenses consisted of the following:

	March 31,	December 31,
	2017	2016
	(Unaudited)

Accrued property tax	$3,003	$2,975
Accrued professional fees	2,316	10,526
Total	$5,319	$13,501

NOTE 6 - TAXATION

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the three months ended March 31, 2017 and 2016, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

The Company was incorporated in the State of Nevada. The Company did not generate taxable income in the US for the three months ended March 31, 2017 and 2016

EETA was incorporated under the laws of Hong Kong. EETA did not generate taxable income in the Hong Kong for the three months ended March 31, 2017 and 2016

3CI and 7CI were incorporated in Surrey, British Columbia of Canada. 3CI and 7CI did not generate taxable income in the Canada for the three months ended March 31, 2017 and 2016

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Stated in US Dollars)

NOTE 7 – EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net loss per share:

	For the three months ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)

Net loss available to common stockholders for basic and diluted net loss per share of common stock	$(171,534)	$(322,846)
Weighted average common stock outstanding – basic	21,671,600	20,650,000
Effect of dilutive securities	-	-
Weighted average common stock outstanding – diluted	21,671,600	20,650,000

Net loss per common stock – basic	$(0.008)	$(0.016)
Net loss per common stock – diluted	$(0.008)	$(0.016)

NOTE 8 - RELATED PARTY TRANSACTIONS

8.1 Nature of relationships with related party

Name	Relationships with the Company
Cheung Yuen May	Director

8.2 Related party balances and transactions

Amount due to Cheung Yuen May were $6,487,891 and $6,534,040 as at March 31, 2017 and December 31, 2016, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Cheung Yuen May is as follows:

	March 31,	December 31,
	2017	2016
	(Unaudited)
At beginning of period	$6,534,040	$4,828,067
Repayment to the director	(23,730)	-
Advances from the director	-	1,705,973
Exchange difference	(22,419)	-
At end of period	$6,487,891	$6,534,040

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Stated in US Dollars)

NOTE 9 – MORTGAGE LOANS

The mortgage loans at March 31, 2017 and December 31, 2016 is as follows:

		March 31,	December 31,
		2017	2016
	Interest rate	(Unaudited)

Farm Credit Canada	4.2% p.a.	$336,273	$336,359
Farm Credit Canada	4.2% p.a.	109,003	108,790
iFunds Mortgage	13.5% p.a.	-	160,119
Total		$445,276	$605,268
Mortgage loan payable-current portion		(3,896)	(16,458)
Mortgage loan payable-non-current portion		$441,380	$588,810

The mortgage loans are secured by the land and buildings owned by the Company.

Interest expenses incurred on the mortgage loans were $2,784 and $9,411 for the three months ended March 31, 2017 and 2016 respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

As of March 31, 2017, the Company did not have commitments and contingency liability.

Legal proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

NOTE 11 - SUBSEQUENT EVENTS

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our consolidated financial statements for the three month ended March 31, 2017.

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

We are a development stage company that has generated no revenues and has had limited operations to date. From January 20, 2015 (date of inception) to March 31, 2017, we have incurred accumulated net losses of $5,736,828 As of March 31, 2017, we had $71,853 in current assets and current liabilities of $6,833,663. Through March 31, 2017, we have issued an aggregate of 21,671,600 shares of our common stock since our inception. We issued 20,000,000 shares of our common stock pursuant to the Share Exchange Agreement on February 27, 2015, and we issued a total of 650,000 shares to 41 separate foreign shareholders on April 24, 2015, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, for total proceeds of approximately $6,500. On May 20, 2016, we issued 1,021,600 shares of our common stock to five foreign (5) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.10 per share, for an aggregate value of $102,160. Except for the transaction pursuant to the Share Exchange Agreement described above, since our inception we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

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

Liquidity and Results of Operations

Comparison for the Three Months Ended March 31, 2017 and 2016

Revenues and Gross Profit

Revenues and Gross Profit for the three months ended March 31, 2017 and 2016 are zero. The Company is a development stage company and has incurred significant costs in research and development activities. See discussion below for further information. As of March 31, 2017, the Company had incurred an accumulated deficit of $5,736,828 since inception.

Costs and Expenses

Total operating cost and expenses decreased to $181,501 for the three months ended March 31, 2017, as compared to $360,548 for the three months ended March 31, 2016. These decreases were primarily due to decreasing costs associated with General Administrative Expenses.

Other Income and Expenses

Interest expense was $2,784 in the three months ended March 31, 2017 as compared to $9,411 for the three months ended March 31, 2016.

Income Taxes

The Company had no income tax expenses or income tax benefit for each of the three months ended March 31, 2017, and 2016. There are no income tax refund opportunities currently available.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flows.

Liquidity and Capital Resources

Long-Term Debt / Note Payable and Other Commitments

The Company had owned a Land and Buildings and had mortgage commitments for capital expenditures. In addition, the Company is liable for monthly payments of $2,791 on mortgage finance. As at March 31, 2017, the principal owed is $445,276.  As of December 31, 2016, the principal owed is $605,268. The ifunds mortgage loan was paid off by Yuen May Cheung.

Cash Flow Information

The Company had working capital deficit of approximately $6,761,810 and a current ratio of 0.011 as of March 31, 2017. And the Company had working capital deficit of $6,450,632 and a current ratio of 0.017 at December 31, 2016. The decrease in working capital and the current ratio at March 31, 2017, as compared to December 31, 2016, was primarily due to the use of working capital for operations as well as marketing expenses. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next twelve (12) months.

During the three months ended March 31, 2017, the Company had cash and cash equivalents of approximately $69,887 as compared to cash and cash equivalents of $112,923 as of December 31, 2016. This represents a slight decrease in cash of $43,036.

 Cash provided by Operating Activities

The Company used approximately $189,031 of cash for operating activities in the three months ended March 31, 2017, as compared to provided $360,902 of cash for operating activities in the three months ended March 31, 2016. This resulted in a decrease in cash used in operating activities of $171,871. The expenses consisted of filing fees, professional fees and other general expenses.

 Cash Used In Investing Activities

The Company uses approximately $nil of cash for investing activities in the three months ended March 31, 2017 as compared to use $nil of cash for investing activities in the three months ended March 31, 2016.

 Cash Used in Financing Activities

Financing activities in the three months ended March 31, 2017, provided $146,145 of cash as compared to $378,501 of cash provided by the three months ended March 31, 2016. The Company did not incur any debt issuance costs in 2016.

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

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell or issue any shares of unregistered securities during the three month period ending March 31, 2017.

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

ECO ENERGY TECH ASIA, LTD. (Registrant)

Signature	Title	Date
/s/ Yuen May Cheung
Yuen May Cheung	Chief Executive Officer	May 15, 2017
Principal Executive Officer
/s/ Philip K.H. Chan
Philip K.H. Chan	Chief Financial Officer Principal Financial Officer	May 15 2017