Form 10-Q
period 2017-06-30
ECO ENERGY TECH ASIA, LTD
filed 2017-08-14
CIK 1650505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of the date of filing of this report, there were outstanding 21,678,530 shares of the issuer’s common stock, par value $0.001 per share.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2017, are not necessarily indicative of the results that can be expected for the year ended December 31, 2017.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2017 and 2016

CONTENTS

Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets	F-2

Unaudited Condensed Consolidated Statements of Loss and Comprehensive Loss	F-3

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit	F-4

Unaudited Condensed Consolidated Statements of Cash Flows	F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-6 to F-14

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash	$29,038	$112,923
Deposit and prepayment	1,513	444
Total Current Assets	30,551	113,367

Property and equipment, net	595,285	584,941
Total Assets	$625,836	$698,308

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accrued expenses	$5,387	$13,501
Amount due to a director	6,929,063	6,534,040
Mortgage loans - current portion	452,776	16,458
Total Current Liabilities	7,387,226	6,563,999

Mortgage loans - non-current portion	-	588,810
Total Liabilities	7,387,226	7,152,809

SHAREHOLDERS' DEFICIT
Common stock ($0.001 par value; authorized 75,000,000 shares, 21,678,530 shares and 21,671,600 shares issued and outstanding at June 30, 2017 and December 31, 2016)	21,679	21,672
Additional paid-in capital	200,578	192,019
Accumulated deficits	(5,882,854)	(5,565,294)
Accumulated other comprehensive income	476,755	451,097
Total Eco Energy Tech Asia, Ltd’s deficit	(5,183,842)	(4,900,506)
Non-controlling interests	(1,577,548)	(1,553,995)
Total Shareholders' Deficit	(6,761,390)	(6,454,501)
Total Liabilities and Shareholders' Deficit	$625,836	$698,308

See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
General and administrative	(152,183)	(201,124)	(333,684)	(561,672)
LOSS FROM OPERATIONS	(152,183)	(201,124)	(333,684)	(561,672)
OTHER EXPENSES
Interest income	1	-	1	-
Interest expenses	(4,646)	(1,646)	(7,430)	(11,057)

LOSS BEFORE INCOME TAX	(156,828)	(202,770)	(341,113)	(572,729)
Income tax expense	-	-	-	-
NET LOSS	(156,828)	(202,770)	(341,113)	(572,729)
Net loss attributable to non-controlling interests	10,802	13,015	23,553	60,128
NET LOSS ATTRIBUTABLE TO STOCKHOLDERS	(146,026)	(189,755)	(317,560)	(512,601)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	4,796	309,410	25,658	282,256
COMPREHENSIVE LOSS	$(141,230)	$119,655	$(291,902)	$(230,345)

NET LOSS PER COMMON STOCK:
Basic	$(0.007)	$(0.009)	$(0.015)	$(0.025)
Diluted	$(0.007)	$(0.009)	$(0.015)	$(0.025)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING:
Basic	21,673,885	21,110,281	21,672,749	20,880,141
Diluted	21,673,885	21,110,281	21,672,749	20,880,141

See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2017 and Year Ended December 31, 2016

(Stated in US Dollars)

	Common stock				Accumulated
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	other comprehensive income (loss)	Non-controlling interests	Total

Balance as of December 31, 2015	20,650,000	20,650	89,859	(3,945,173)	453,178	(1,404,136)	(4,785,622)
Issuance of shares	1,021,600	1,022	102,160	-	-	-	103,182
Net loss for the year	-	-	-	(1,620,121)	-	(149,859)	(1,769,980)
Foreign currency translation adjustment	-	-	-	-	(2,081)	-	(2,081)
Balance as of December 31, 2016	21,671,600	21,672	192,019	(5,565,294)	451,097	(1,553,995)	(6,454,501)
Issuance of shares	6,930	7	8,559	-	-	-	8,566
Net loss for the period	-	-	-	(317,560)	-	(23,553)	(341,113)
Foreign currency translation adjustment	-	-	-	-	25,658	-	25,658
Balance as of June 30, 2017 (unaudited)	$21,678,530	$21,679	$200,578	$(5,882,854)	$476,755	$(1,577,548)	(6,761,390)

See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2017 and 2016

(Stated in US Dollars)

	For The Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(341,113)	$(572,729)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	10,079	15,329
Changes in operating assets and liabilities:
Prepaid expenses	(1,017)	(937)
Accrued expenses and other payables	(8,201)	649
Net Cash Used In Operating Activities	$(340,252)	$(557,688)

Cash Flows from Investing Activities
Net Cash Used In Investing Activities	$-	$-

Cash Flows from Financing Activities
Issuance of shares	8,566	1,022
Advances from a director	416,107	579,557
Repayment of mortgage loans	(167,920)	(9,046)
Net Cash Provided By Financing Activities	$256,753	$571,533

Net (Decrease) Increase In Cash and Cash Equivalents	$(83,499)	$13,845
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(386)	304
Cash and Cash Equivalents at Beginning of Period	112,923	89,824
Cash and Cash Equivalents at End of Period	$29,038	$103,973

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest expenses	$7,430	$11,057
Income taxes	$-	$-

See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Stated in US Dollars)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Stated in US Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The carrying amounts reported in the balance sheets for cash, due from related parties, other assets, accrued expenses, other payables, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

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

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Stated in US Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying consolidated statements of loss and comprehensive loss. Advertising expenses amounted to $128,600 and $178,490 for the six months ended June 30, 2017 and 2016, respectively. And advertising expenses amounted to $44,917 and $91,847 for the three months ended June 30, 2017 and 2016, respectively.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2017 and December 31, 2016, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Stated in US Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30,	December 31,	June 30,
	2017	2016	2016
Exchange rate on balance sheet dates
USD : CAD exchange rate	1.2982	1.3443	1.2957

Average exchange rate for the period
USD : CAD exchange rate	1.3452	1.3254	1.2891

The exchange rates used to translate amounts in HKD into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30,	December 31,	June 30,
	2017	2016	2016
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.8059	7.7548	7.7589

Average exchange rate for the period
USD : HKD exchange rate	7.7859	7.7624	7.7609

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Stated in US Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accumulated other comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the six months ended June 30, 2017 and 2016 included net loss and unrealized loss from foreign currency translation adjustments.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has generated a net loss of $341,113 for the six months ended June 30, 2017 and an accumulated deficit of $5,882,854 as of June 30, 2017. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholder. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Stated in US Dollars)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
	(Unaudited)

Land and buildings	$731,052	$705,964
Biodomes	73,023	70,517
Machinery and equipment	11,273	10,886
	$815,348	$787,367
Less: accumulated depreciation	(184,346)	(166,709)
Less: accumulated impairment	(35,717)	(35,717)
Property and equipment, net	$595,285	$584,941

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

For the six months ended June 30, 2017 and 2016, depreciation expenses amounted to $10,079 and $15,329, respectively, and for the three months ended June 30, 2017 and 2016, depreciation expenses amounted to $4,956 and $8,134, respectively.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Stated in US Dollars)

NOTE 5 – ACCRUED EXPENSES

At June 30, 2017 and December 31, 2016, accrued expenses consisted of the following:

	June 30,	December 31,
	2017	2016
	(Unaudited)

Accrued property tax	$3,081	$2,975
Accrued professional fees	2,306	10,526
Total	$5,387	$13,501

NOTE 6 – TAXATION

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the six months ended June 30, 2017 and 2016, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

The Company was incorporated in the State of Nevada. The Company did not generate taxable income in the US for the six months ended June 30, 2017 and 2016

EETA was incorporated under the laws of Hong Kong. EETA did not generate taxable income in the Hong Kong for the six months ended June 30, 2017 and 2016

3CI and 7CI were incorporated in Surrey, British Columbia of Canada. 3CI and 7CI did not generate taxable income in the Canada for the six months ended June 30, 2017 and 2016.

NOTE 7 – COMMON STOCK

The Company issued 20,000,000 shares of common stock pursuant to the Share Exchange Agreement on February 27, 2015, and issued a total of 650,000 shares to 41 separate foreign shareholders on April 24, 2015, pursuant to a private placement of common stock exempt from registration under Regulation S of the Securities Act of 1933, for total proceeds of approximately $6,500. On May 20, 2016, the Company issued 1,021,600 shares of common stock to five foreign (5) shareholders, pursuant to a private placement of common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.10 per share, for an aggregate value of $102,160. On May 31, 2017, the Company issued 6,930 shares of common stock to ten foreign (10) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $6,930. As of June 30, 2017, there were 21,678,530 shares of common stock issued and outstanding.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Stated in US Dollars)

NOTE 8 – EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net loss per share:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss available to common stockholders for basic and diluted net loss per share of common stock	$(146,026)	$(189,755)	$(317,560)	$(512,601)
Weighted average common stock outstanding – basic	21,673,885	21,110,281	21,672,749	20,880,141
Effect of dilutive securities	-	-	-	-
Weighted average common stock outstanding – diluted	21,673,885	21,110,281	21,672,749	20,880,141

Net loss per common stock – basic	$(0.007)	$(0.009)	$(0.015)	$(0.025)
Net loss per common stock – diluted	$(0.007)	$(0.009)	$(0.015)	$(0.025)

NOTE 9 – RELATED PARTY TRANSACTIONS

9.1 Nature of relationships with related party

Name	Relationships with the Company
Cheung Yuen May	Director

9.2 Related party balances and transactions

Amount due to Cheung Yuen May were $6,929,063 and $6,534,040 as at June 30, 2017 and December 31, 2016, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Cheung Yuen May is as follows:

	June 30,	December 31,
	2017	2016
	(Unaudited)
At beginning of period	$6,534,040	$4,828,067
Advances from the director	395,023	1,705,973
At end of period	$6,929,063	$6,534,040

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Stated in US Dollars)

NOTE 10 – MORTGAGE LOANS

The mortgage loans at June 30, 2017 and December 31, 2016 is as follows:

		June 30,	December 31,
		2017	2016
	Interest rate	(Unaudited)

Farm Credit Canada	4.2% p.a.	$341,989	$336,359
Farm Credit Canada	4.2% p.a.	110,787	108,790
iFunds Mortgage	13.5% p.a.	-	160,119
Total		$452,776	$605,268
Mortgage loan payable-current portion		(452,776)	(16,458)
Mortgage loan payable-non-current portion		$-	$588,810

The mortgage loans are secured by the land and buildings owned by the Company.

Interest expenses incurred on the mortgage loans were $7,430 and $11,057 for the six months ended June 30, 2017 and 2016 respectively and $4,646 and $1,646 for the three months ended June 30, 2017 and 2016 respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

As of June 30, 2017, the Company did not have commitments and contingency liability.

Legal proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

NOTE 12 – SUBSEQUENT EVENTS

Land and building were subsequently sold on 4 July 2017, the gain on disposal was about $675,700. Mortgage loans were settled on 4 July 2017 accordingly.

Except of the above-mentioned, there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our unaudited condensed consolidated financial statements for the six months ended June 30, 2017.

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

We are a development stage company that has generated no revenues and has had limited operations to date. From January 20, 2015 (date of inception) to June 30, 2017, we have incurred accumulated net losses of $5,882,854 As of June 30, 2017, we had $30,551 in current assets and current liabilities of $7,387,226. Through June 30, 2017, we have issued an aggregate of 21,678,530 shares of our common stock since our inception. We issued 20,000,000 shares of our common stock pursuant to the Share Exchange Agreement on February 27, 2015, and we issued a total of 650,000 shares to 41 separate foreign shareholders on April 24, 2015, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, for total proceeds of approximately $6,500. On May 20, 2016, we issued 1,021,600 shares of our common stock to five foreign (5) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.10 per share, for an aggregate value of $102,160. On May 31, 2016, we issued 6,930 shares of our common stock to ten foreign (10) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $6,930. Except for the transaction pursuant to the Share Exchange Agreement described above, since our inception we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

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

Liquidity and Results of Operations

Comparison for the Six Months Ended June 30, 2017 and 2016

Revenues and Gross Profit

Revenues and Gross Profit for the six months ended June 30, 2017 and 2016 are zero. The Company is a development stage company and has incurred significant costs in research and development activities. See discussion below for further information. As of June 30, 2017, the Company had incurred an accumulated deficit of $5,882,854 since inception.

 Costs and Expenses

Total operating cost and expenses decreased to $152,183 for the three months ended June 30, 2017, as compared to $201,124 for the three months ended June 30, 2016. And total operating cost and expenses decreased to $333,684 for the six months ended June 30, 2017, as compared to $561,672 for the six months ended June 30, 2016. These decreases were primarily due to decreasing costs associated with General Administrative Expenses.

Other Income and Expenses

Interest expense was $4,646 in the three months ended June 30, 2017 as compared to $1,646 for the three months ended June 30, 2016. And interest expense was $7,430 in the six months ended June 30, 2017 as compared to $11,057 for the six months ended June 30, 2016.

Income Taxes

The Company had no income tax expenses or income tax benefit for each of the three months ended June 30, 2017, and June 30, 2016 and for the six months ended June 30, 2017, and June 30, 2016, due to incurrence of net operating loss in each of these periods. There are no income tax refund opportunities currently available.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flows.

Liquidity and Capital Resources

Long-Term Debt / Note Payable and Other Commitments

 The Company had owned a Land and Buildings and had mortgage commitments for capital expenditures. In addition, the Company is liable for monthly payments of $3,019 on mortgage finance. As at June 30, 2017, the principal owed is $452,776. As of December 31, 2016, the principal owed is $605,268. The ifunds mortgage loan was paid off by Yuen May Cheung.

Cash Flow Information

The Company had working capital deficit of approximately $7,356,675 and a current ratio of 0.004 as of June 30, 2017. And the Company had working capital deficit of $6,450,632 and a current ratio of 0.017 at December 31, 2016. The decrease in working capital and the current ratio at June 30, 2017, as compared to December 31, 2016, was primarily due to the use of working capital for operations as well as marketing expenses. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next twelve (12) months.

During the three months ended June 30, 2017, the Company had cash and cash equivalents of approximately $29,038 as compared to cash and cash equivalents of $112,923 as of December 31, 2016. This represents a slight decrease in cash of $83,885.

Cash provided by Operating Activities

The Company used approximately $340,252 of cash for operating activities in the six months ended June 30, 2017, as compared to provided $557,688 of cash for operating activities in the six months ended June 30, 2016. This resulted in a decrease in cash used in operating activities of $217,436. The expenses consisted of filing fees, professional fees and other general expenses.

Cash Used In Investing Activities

The Company uses approximately $nil of cash for investing activities in the six months ended June 30, 2017 as compared to use $nil of cash for investing activities in the six months ended June 30, 2016.

Cash Used in Financing Activities

Financing activities in the six months ended June 30, 2017, provided $256,753 of cash as compared to $571,533 of cash provided by the six months ended June 30, 2016. The Company did not incur any debt issuance costs in 2016.

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

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell or issue any shares of unregistered securities during the three month period ending June 30, 2017.

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

ECO ENERGY TECH ASIA, LTD. (Registrant)

Signature	Title	Date
/s/ Yuen May Cheung
Yuen May Cheung	Chief Executive Officer	August 14, 2017
Principal Executive Officer
/s/ Philip K.H. Chan
Philip K.H. Chan	Chief Financial Officer Principal Financial Officer	August 14, 2017