Form 10-Q
period 2017-09-30
ECO ENERGY TECH ASIA, LTD
filed 2017-11-14
CIK 1650505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of the date of filing of this report, there were outstanding 22,143,081 shares of the issuer’s common stock, par value $0.001 per share.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2017, are not necessarily indicative of the results that can be expected for the year ended December 31, 2017.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 and 2016

CONTENTS

Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets	F-2

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income	F-3

Unaudited Condensed Consolidated Statements of Stockholders Deficit	F-4

Unaudited Condensed Consolidated Statements of Cash Flows	F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-6 to F-14

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash	$638,449	$112,923
Deposit and prepayment	-	444
Total Current Assets	638,449	113,367

Property and equipment, net	-	584,941
Total Assets	$638,449	$698,308

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accrued expenses	$2,304	$13,501
Amount due to a director	6,607,287	6,534,040
Mortgage loans - current portion	-	16,458
Total Current Liabilities	6,609,591	6,563,999

Mortgage loans - non-current portion	-	588,810
Total Liabilities	6,609,591	7,152,809

SHAREHOLDERS' DEFICIT
Common stock ($0.001 par value;authorized 75,000,000 shares, 22,143,081 shares and 21,671,600 shares respectively issued and outstanding at September 30, 2017 and December 31, 2016)	22,143	21,672
Additional paid-in capital	508,010	192,019
Accumulated deficits	(5,464,032)	(5,565,294)
Accumulated other comprehensive income	504,599	451,097
Total Eco Energy Tech Asia, Ltd’s deficit	(4,429,280)	(4,900,506)
Non-controlling interests	(1,541,862)	(1,553,995)
Total Shareholders' Deficit	(5,971,142)	(6,454,501)
Total Liabilities and Shareholders' Deficit	$638,449	$698,308

See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Stated in US Dollars)

	For the Three Months Ended Sep 30,		For the Nine Months Ended Sep 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
General and administrative	(216,957)	(771,892)	(550,427)	(1,333,565)
LOSS FROM OPERATIONS	(216,957)	(771,892)	(550,427)	(1,333,565)
OTHER EXPENSES
Gain on disposal of fixed assets	670,915	-	670,915	-
Interest income	550	-	551	-
Interest expenses	-	(3,017)	(7,644)	(14,073)

PROFIT (LOSS) BEFORE INCOME TAX	454,508	(774,909)	113,395	(1,347,638)
Income tax expense	-	-	-	-
NET PROFIT (LOSS)	454,508	(774,909)	113,395	(1,347,638)
Net (profit) loss attributable to non-controlling interests	(35,686)	58,799	(12,133)	118,926
NET PROFIT (LOSS) ATTRIBUTABLE TO STOCKHOLDERS	418,822	(716,110)	101,262	(1,228,712)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	27,844	(217,419)	53,502	64,837
COMPREHENSIVE INCOME (LOSS)	$446,666	$(933,529)	$154,764	$(1,163,875)

NET PROFIT (LOSS) PER COMMON STOCK:
Basic	$0.019	$(0.033)	$0.005	$(0.058)
Diluted	$0.019	$(0.033)	$0.005	$(0.058)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING:
Basic	22,025,604	21,671,600	22,011,402	21,145,886
Diluted	22,025,604	21,671,600	22,011,402	21,145,886

See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
For the Nine Months Ended September 30, 2017 and Year Ended December 31, 2016
(Stated in US Dollars)

	Common stock		Additional		Accumulated other comprehensive	Non-
	Number of shares	Amount	paid-in capital	Accumulated deficit	income (loss)	controlling interests	Total

Balance as of December 31, 2015	20,650,000	20,650	89,859	(3,945,173)	453,178	(1,404,136)	(4,785,622)

Issuance of shares	1,021,600	1,022	102,160	-	-	-	103,182

Net loss for the year	-	-	-	(1,620,121)	-	(149,859)	(1,769,980)

Foreign currency translation adjustment	-	-	-	-	(2,081)	-	(2,081)

Balance as of December 31, 2016	21,671,600	21,672	192,019	(5,565,294)	451,097	(1,553,995)	(6,454,501)

Issuance of shares	471,481	471	315,991	-	-	-	316,462

Net profit for the period	-	-	-	101,262	-	12,133	113,395

Foreign currency translation adjustment	-	-	-	-	53,502	-	53,502

Balance as of September 30, 2017 (unaudited)	$22,143,081	$22,143	$508,010	$(5,464,032)	$504,599	$(1,541,862)	(5,971,142)

See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2017 and 2016
(Stated in US Dollars)

	For The Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net profit (loss)	$113,395	$(1,347,638)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	10,370	22,732
Gain on disposal of fixed assets	(670,915)	-
Changes in operating assets and liabilities:
Prepaid expenses	456	(469)
Accrued expenses and other payables	(11,508)	(1,515)
Net Cash Used In Operating Activities	$(558,202)	$(1,326,890)

Cash Flows from Investing Activities
Sale proceeds of fixed assets disposal	1,261,984	-
Net Cash Provided By Investing Activities	$1,261,984	$-

Cash Flows from Financing Activities
Issuance of shares	316,462	103,182
Advances from a director	101,966	1,157,704
Repayment of mortgage loans	(622,339)	(11,709)
Net Cash (Used In) Provided By Financing Activities	$(203,911)	$1,249,177

Net Increase (Decrease) In Cash and Cash Equivalents	$499,871	$(77,713)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	25,655	75,024
Cash and Cash Equivalents at Beginning of Period	112,923	89,824
Cash and Cash Equivalents at End of Period	$638,449	$87,135

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest expenses	$7,644	$14,073
Income taxes	$-	$-

See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
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

The carrying amounts reported in the balance sheets for cash, due from related parties, other assets, accrued expenses, other payables, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
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

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying consolidated statements of profit and comprehensive profit. Advertising expenses amounted to $193,638 and $305,155 for the nine months ended September 30, 2017 and 2016, respectively. And advertising expenses amounted to $51,643 and $126,665 for the three months ended September 30, 2017 and 2016, respectively.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2017 and December 31, 2016, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
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

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30,	December 31,	September 30,
	2017	2016	2016
Exchange rate on balance sheet dates
USD : CAD exchange rate	1.2468	1.3443	1.3143

Average exchange rate for the period
USD : CAD exchange rate	1.3075	1.3254	1.3040

The exchange rates used to translate amounts in HKD into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30,	December 31,	September 30,
	2017	2016	2016
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.8115	7.7548	7.7550

Average exchange rate for the period
USD : HKD exchange rate	7.7869	7.7624	7.7565

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
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

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income (loss) for the nine months ended September 30, 2017 and 2016 included net profit (loss) and unrealized loss from foreign currency translation adjustments.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has generated a net profit of $113,395 for the nine months ended September 30, 2017 and an accumulated deficit of $5,464,032 as of September 30, 2017. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholder. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Stated in US Dollars)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(Unaudited)
Land and buildings	$-	$705,964
Biodomes	76,036	70,517
Machinery and equipment	11,738	10,886
	$87,774	$787,367
Less: accumulated depreciation	(52,057)	(166,709)
Less: accumulated impairment	(35,717)	(35,717)
Property and equipment, net	$-	$584,941

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

On July 5, 2017, land and building sold at CAD 1,650,000 equivalent to $1,261,984 and got a gain on disposal of $670,915.

For the nine months ended September 30, 2017 and 2016, depreciation expenses amounted to $10,370 and $22,732, respectively, and for the three months ended September 30, 2017 and 2016, depreciation expenses amounted to nil and $7,403, respectively.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Stated in US Dollars)

NOTE 5 – ACCRUED EXPENSES

At September 30, 2017 and December 31, 2016, accrued expenses consisted of the following:

	September 30,	December 31,
	2017	2016
	(Unaudited)
Accrued property tax	$-	$2,975
Accrued professional fees	2,304	10,526
Total	$2,304	$13,501

NOTE 6 – TAXATION

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the nine months ended September 30, 2017 and 2016, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

The Company was incorporated in the State of Nevada. The Company did not generate taxable income in the US for the nine months ended September 30, 2017 and 2016

EETA was incorporated under the laws of Hong Kong. EETA did not generate taxable income in the Hong Kong for the nine months ended September 30, 2017 and 2016

3CI and 7CI were incorporated in Surrey, British Columbia of Canada. 3CI and 7CI did not generate taxable income in the Canada for the nine months ended September 30, 2017 and 2016.

NOTE 7 – COMMON STOCK

The Company issued 20,000,000 shares of common stock pursuant to the Share Exchange Agreement on February 27, 2015, and issued a total of 650,000 shares to 41 separate foreign shareholders on April 24, 2015, pursuant to a private placement of common stock exempt from registration under Regulation S of the Securities Act of 1933, for total proceeds of approximately $6,500. On May 20, 2016, the Company issued 1,021,600 shares of common stock to five foreign (5) shareholders, pursuant to a private placement of common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.10 per share, for an aggregate value of $102,160. On May 31, 2017, the Company issued 6,930 shares of common stock to ten foreign (10) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $6,930. On July 5, 2017, July 18, 2017, August 1, 2017, August 18, 2017 and September 1, 2017, the Company issued 21,110 shares, 60,250 shares, 310,751 shares, 2,000 shares and 70,440 shares respectively of common stock to total thirty-six foreign (36) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $464,551. As of September 30, 2017, there were 22,143,081 shares of common stock issued and outstanding.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Stated in US Dollars)

NOTE 8 – EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net profit (loss) per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net profit (loss) available to common stockholders for basic and diluted net profit (loss) per share of common stock	$418,822	$(716,110)	$101,262	$(1,228,712)
Weighted average common stock outstanding – basic	22,025,604	21,671,600	22,011,402	21,145,886
Effect of dilutive securities	-	-	-	-
Weighted average common stock outstanding – diluted	22,025,604	21,671,600	22,011,402	21,145,886

Net profit (loss) per common stock –basic	$0.019	$(0.033)	$0.005	$(0.058)
Net profit (loss) per common stock – diluted	$0.019	$(0.033)	$0.005	$(0.058)

NOTE 9 – RELATED PARTY TRANSACTIONS

9.1 Nature of relationships with related party

Name	Relationships with the Company
Cheung Yuen May	Director

9.2 Related party balances and transactions

Amount due to Cheung Yuen May were $6,607,287 and $6,534,040 as at September 30, 2017 and December 31, 2016, respectively. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Cheung Yuen May is as follows:
	September 30,	December 31,
	2017	2016
	(Unaudited)
At beginning of period	$6,534,040	$4,828,067
Advances from the director	73,247	1,705,973
At end of period	$6,607,287	$6,534,040

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Stated in US Dollars)

NOTE 10 – MORTGAGE LOANS

The mortgage loans at September 30, 2017 and December 31, 2016 is as follows:

		September 30,	December 31,
		2017	2016
	Interest rate	(Unaudited)

Farm Credit Canada	4.2% p.a.	$-	$336,359
Farm Credit Canada	4.2% p.a.	-	108,790
iFunds Mortgage	13.5% p.a.	-	160,119
Total		$-	$605,268
Mortgage loan payable-current portion		-	(16,458)
Mortgage loan payable-non-current portion		$-	$588,810

The mortgage loans were secured by the land and buildings owned by the Company.

Interest expenses incurred on the mortgage loans were $7,644 and $14,073 for the nine months ended September 30, 2017 and 2016 respectively and nil and $3,017 for the three months ended September 30, 2017 and 2016 respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

As of September 30, 2017, the Company did not have commitments and contingency liability.

Legal proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

NOTE 12 – SUBSEQUENT EVENTS

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our unaudited condensed consolidated financial statements for the nine months ended September 30, 2017.

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

We are a development stage company that has generated no revenues and has had limited operations to date. From January 20, 2015 (date of inception) to September 30, 2017, we have incurred accumulated net losses of $5,464,032. As of September 30, 2017, we had $638,449 in current assets and current liabilities of $6,609,591. Through September 30, 2017, we have issued an aggregate of 22,143,081 shares of our common stock since our inception. We issued 20,000,000 shares of our common stock pursuant to the Share Exchange Agreement on February 27, 2015, and we issued a total of 650,000 shares to 41 separate foreign shareholders on April 24, 2015, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, for total proceeds of approximately $6,500. On May 20, 2016, we issued 1,021,600 shares of our common stock to five foreign (5) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.10 per share, for an aggregate value of $102,160. On May 31, 2016, we issued 6,930 shares of our common stock to ten foreign (10) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $6,930. On July 5, 2017, July 18, 2017, August 1, 2017, August 18, 2017 and September 1, 2017, the Company issued 21,110 shares, 60,250 shares, 310,751 shares, 2,000 shares and 70,440 shares respectively of common stock to total thirty-six foreign (36) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $464,551. As of September 30, 2017, there were 22,143,081 shares of common stock issued and outstanding.

On July 7, 2017, 7582919 Canada, Inc. (“7582919”), a subsidiary of the Company, consummated the sale of a parcel of real property located at 4174 184th St., Surrey, British Columbia V3Z 1B7, Canada. The purchase price was $1,650,000 (CN). 7582919 received $1,000,868.70 (CN) after deduction for payment of the outstanding mortgage, real estate commissions and other related closing expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our Business

Eco Energy Tech Asia, Ltd. is and end-to-end vertical farming provider that manufactures the highest quality Biodomes for vertical commercial growing solutions. The solutions include the following proprietary goods and services: Biodomes: We develop proprietary growing systems using original designs and also install different sizes of custom built Biodomes. These microgreen Biodomes enable diverse crops, vegetables and other high-end plants to be cultivated within smaller spaces than traditional greenhouses and agricultural buildings. The Biodomes for vertical farming and microgreen practice enables large and small producers to produce crops that would typically require more space, costs, and time. Our Biodomes and growing systems can deliver yields per meter of at most five times the production point of a conventional greenhouse operation. The products comprise of two systems: the containers and Biodome.

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

	Months 1-3	Months 4 - 6	Months 7-9	Months 10-12	Total 12 months
Rental	$30,000	$30,000	$30,000	$30,000	$120,000
Payroll	$80,000	$80,000	$100,000	$120,000	$380,000
Loans	$5,000	$5,000	$5,000	$5,000	$20,000
Supplies	$50,000	$45,000	$40,000	$40,000	$175,000
Utilities	$12,000	$15,000	$18,000	$25,000	$70,000
Accounting	$10,000	$10,000	$10,000	$10,000	$40,000
Legal	$15,000	$9,000	$9,000	$9,000	$42,000
Auditing	$6,000	$6,000	$6,000	$6,000	$24,000
CFO	$15,000	$15,000	$15,000	$15,000	$60,000
VP Sales	$18,000	$21,000	$21,000	$21,000	$81,000
Consulting	$5,000	$5,000	$5,000	$5,000	$20,000
Project Management	$12,000	$12,000	$12,000	$12,000	$48,000
Product Development	$50,000	$40,000	$40,000	$40,000	$170,000
Engineering	$30,000	$30,000	$15,000	$15,000	$90,000
Mechanical	$50,000	$50,000	$30,000	$30,000	$160,000
Electrical	$30,000	$40,000	$40,000	$50,000	$160,000
Software	$30,000	$20,000	$20,000	$20,000	$90,000
Marketing	$15,000	$20,000	$30,000	$50,000	$115,000
Advertising	$50,000	$100,000	$150,000	$200,000	$500,000
Promotion	$50,000	$60,000	$80,000	$120,000	$310,000
Investor Relations	$60,000	$80,000	$100,000	$150,000	$390,000
Total Expenditures	$623,000	$693,000	$776,000	$973,000	$3,065,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

 Milestones

Months 1 through 3

During the first three (3) months we plan to:

o	Development on the New Solar Biodome and Bio Container with solar energy factories in China
o	Apply the application of the trademark of the Biodome mobile App
o	Complete for Trademark registration in China and process the application of patent in
o	Enter into contract with a factory and the contractor for the first Solar Biodome development in China
o	Setting up the sale team for the Canada Office
o	Hire three engineering staff in China

Biodome II

We design and builds climate-controlled Biodome with Vertical Aeroponic Growing Cabinets that mitigate the risks associated with growing vegetables, herbs, microgreens, and fruits. Biodome can be designed to incorporate retail areas and be situated at ground level, on rooftops in urban areas, or in virtually any geographic location. Revenues will be generated from the sale of Biodome, Vertical Aeroponic Growing Cabinets, nutrient solutions, and support media.  It is our intention to make the necessary modifications to the system, namely the development of a BioDome II, to make the system work faster and control better, but we will need to source components, make engineering refinements, and have molds for mass production made.

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

Complete Trademark (神农殿) (means ‘God of Vega Palace’) Registration in China , we just finished three departments, still working on other two.

File for trademark protection in China to protect our business name, product names, domain names, logos and slogans still in process. We anticipate the completion of this process within three months.

Contract to build the first Biodome in Southern China

We are currently negotiating a contract with a company in Southern China for a 200 acres of agriculture land foot where we can build a 100,000 sq. ft. Green House building that can producing 400 tons of vegetables per month. We have developed a proprietary, patent-pending aeroponic growing cabinet in which crops of various sizes can be cultivated vertically in multiple layers. This growing arrangement increases plant density. Based on a variety of plant sizes, an Eco Energy Biodome will hold between 100,000 and 300,000 plants, all in a footprint comprising less than a third of an acre.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

Development the third Generation of the Biodome III

We presently are working with Trina Solar to Install Photovoltaic System in the New Biodome III and Bio Container to develop the new Biodome III drawing for a large size greenhouse on engineering, manufacturing, and tooling. During this period, we intend on securing all work in process inventory, design documentation, prototypes and all intellectual property

Financial/Sales/Engineering Staff

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

Months 4 through 6

During the following three (3) months, we expect to achieve the following:

o	Hiring the architecture company for the new design for Biodome III in China
o	Seek more suppliers for the materials for lighting and nutrition fluids
o	Compete the Agreement with Zaklad Budowy Maszin from Poland
o	Finish the agriculture drawing for Biodome working with microgreen china
o	Developing the mobile end user system for wechat and other social media platforms in china.

Hiring the Architecture Company for the new design for Biodome III in China Project

Eco Energy will use ETFE pillows as cladding for its Biodome with the pillows held in place by aluminum keder tracks and compression plates. Structural movement is absorbed within each panel. A significant architectural feature of the Eco Energy Biodome is that they are largely sealed and equipped with air-lock doors. These features limit the venting of carbon dioxide (which is added as a plant growth accelerant) and keep insects and pathogens out.

 Developing the mobile end user system for WeChat and other social media platforms in china.

The new App will allow Chinese customers to contact ECO Energy Asia directly and find out about the variety of goods available and produced in the Biodome. The customer can then choose any item and quantity for his personal needs and have it sent to their home address. With this procedure, Chinese customers can easily pick fresh and organic foods in a comfortable way. China today counts 1.3 Bio. mobile subscribers using Android or Apple's iPhone technology.

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

Compete the Agreement with Zaklad Budowy Maszin from Poland
The partners will now enter into marketing activities to sell agricultural technology systems developed and successfully invented by Eco Energy. A sales team has been established and the first contacts to potential clients have been made. Over many years Eco Energy developed and tested different technologies which are applied in the operation of vertical farming. These technologies are used to save energy and water in an isolated mini-climate as it is provided in a Biodome. The use of these systems facilitates the operation of a Biodome and allows to increase profitability by decreasing costs for water and energy used.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

Months 7 through 9

During the following three (3) months, we expect to achieve the following:

o	Complete the agreement with Mathias Stecher GmbH from Swiss
o	Finish the design in China project and start to order the materials
o	Finish the third level of Biodome and Solar system design
o	Begin Engineering on Controlled Atmosphere Storage
o	Starting the develop the AI system to control the nutrition, lighting and temperature for the Biodome

Complete the agreement with Mathias Stecher GmbH from Swiss

The agreement is designed to elaborate a cooperation between ECO Energy and Mathias Stecher GmbH to sell the agricultural technology systems developed by Eco Energy in Switzerland and central Europe This agreement completes the marketing alliance with European partners as Eco Energy lately already signed another marketing cooperation with the company Zaklad of Poland to sell it`s technology in eastern Europe.

Distributor Sale Teams in Europe

If we are successful in previous months, it is anticipated that in months seven (7) through nine (9) we will have the first contracts with the distributors and local market suppliers in Swiss and Poland. During our discussions with distributors, are evaluated and tested by a committee and then taken to retailers to gauge interest. Retailer interest determines initial order levels.

Finish the design for China project and start to order the materials

We are currently negotiating a contract with Microgreen in South Chain to develop a 100,000 sq. ft. Biodome industrial area. When we successfully enter this contract, we shall complete the architectural drawings and order the materials, most of which can be purchased in China.

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

During the following three (3) months, we expect to achieve the following:

 Start to install the equipment in the China Biodome

We will start to install the first artificial intelligence (AI) enabled augmented reality crop management system may be coming soon on the whole system including the following functions:

●
Artificial Light Control System: Measures available light conditions and automatically switches supplemental lighting on/off, when necessary;

●
Carbon Dioxide Control System: RGB cameras to monitors and automatically adjusts carbon dioxide levels for optimal plant growth when the Biodome is sealed;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

●
Climate Control System: RGB cameras to monitors a variety of climate control parameters, automatically activating the appropriate HVAC equipment in order to heat, cool, or dehumidify the Biodome;
●
Energy Control System: RGB cameras to monitors both the availability and energy requirements in the Biodome;
●
ETFE Control System: Measures parameters such as interior and exterior temperatures, wind velocity, and snow loads and automatically inflate or deflate the Biodome pneumatic ETFE pillows in order to maintain structural integrity and interior climate conditions.
●
Nutrient Control System: RGB cameras to monitors, activates and maintain the release of plant nutrients and oxygen;
●
Plant Productivity System: RGB cameras to monitors, manages, and forecasts crop growing / harvest parameters;
●
Video Monitoring System: RGB cameras to monitors and activates video cameras in and around the Biodome including in the AI system
●
Water Test System:  Water Quality Testing Equipment Monitors the testing of water in pH

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

Begin advertising / promotion campaign

If we are successful in previous months, it is anticipated that in months seven (7) through nine (9) we will have the first crop of products and send samples to our End-user, by using the mobile app for marketing to approach our customers. This is the way we and avoid the middle companies and lose the control. More customers we have, we can create more products to enter the market. It is our understanding is that new products are evaluated and tested by a committee and then taken to retailers to gauge interest. Retailer interest determines initial order levels.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Results of Operations

Comparison for the Nine Months Ended September 30, 2017 and 2016

Revenues and Gross Profit

Revenues and Gross Profit for the nine months ended September 30, 2017 and 2016 are zero. The Company is a development stage company and has incurred significant costs in research and development activities. See discussion below for further information. As of September 30, 2017, the Company had incurred an accumulated deficit of $5,464,032 since inception.

 Costs and Expenses

Total operating cost and expenses decreased to $216,957 for the three months ended September 30, 2017, as compared to $771,892 for the three months ended September 30, 2016. And total operating cost and expenses decreased to $550,427 for the nine months ended September 30, 2017, as compared to $1,333,565 for the nine months ended September 30, 2016. These decreases were primarily due to decreasing costs associated with General Administrative Expenses

Other Income and Expenses

Interest expense was nil in the three months ended September 30, 2017 as compared to $3,017 for the three months ended September 30, 2016. And interest expense was $7,644 in the nine months ended September 30, 2017 as compared to $14,073 for the nine months ended September 30, 2016.

Income Taxes

The Company had no income tax expenses or income tax benefit for each of the three months ended September 30, 2017, and September 30, 2016 and for the nine months ended September 30, 2017, and September 30, 2016, due to incurrence of net operating loss in each of these periods. There are no income tax refund opportunities currently available.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flows.

Liquidity and Capital Resources

Long-Term Debt / Note Payable and Other Commitments

On July 5, 2017, land and building sold at CAD 1,650,000 equivalent to $1,261,984 and got a gain on disposal of $670,915. The funds mortgage loan was paid off by Yuen May Cheung.

Cash Flow Information

The Company had working capital deficit of approximately $5,971,142 and a current ratio of 0.097 as of September 30, 2017. And the Company had working capital deficit of $6,450,632 and a current ratio of 0.017 at December 31, 2016. The increase in working capital and the current ratio at September 30, 2017, as compared to December 31, 2016, was primarily due to the use of working capital for operations as well as marketing expenses and on July 5, 2017, land and building sold at CAD1,650,000 equivalent to $1,261,984 and got a gain on disposal of $670,915.The Company believes it has insufficient cash resources to meet its liquidity requirements for the next twelve (12) months.

During the three months ended September 30, 2017, the Company had cash and cash equivalents of approximately $638,449 as compared to cash and cash equivalents of $112,923 as of December 31, 2016. This represents a slight increase in cash of $525,526.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash used in Operating Activities

The Company used approximately $558,202 of cash for operating activities in the nine months ended September 30, 2017, as compared to used $1,326,800 of cash for operating activities in the nine months ended September 30, 2016. This resulted in a decrease in cash used in operating activities of $768,688. The expenses consisted of filing fees, professional fees and other general expenses.

Cash provided by Investing Activities

The Company provided $1,261,984 of cash by investing activities in the nine months ended September 30, 2017 as compared to use $nil of cash for investing activities in the nine months ended September 30, 2016. The company sold the land and building on July 5, 2017.

Cash (Used in) Provided by Financing Activities

Financing activities in the nine months ended September 30, 2017, used approximately $(203,911) of cash as compared to $1,249,177 of cash provided by the nine months ended September 30, 2016. The Company did not incur any debt issuance costs in 2016.

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

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ending September 30, 2017, we issued 464,551 shares of our common stock to 36 foreign investors at a price of $1.00 per share, for a total value to the Company of $464,551. All investors were non US residents and the issuances were issued in a a private placement exempt from registration pursuant to Regulation S under the Securities Act of 1933.

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

ECO ENERGY TECH ASIA, LTD. (Registrant)

Signature	Title	Date

/s/ Yuen May Cheung
Yuen May Cheung	Chief Executive Officer	November 14, 2017
Principal Executive Officer
/s/ Philip K.H. Chan
Philip K.H. Chan	Chief Financial Officer Principal Financial Officer	November 14, 2017