Form 10-K
period 2017-12-31
ECO ENERGY TECH ASIA, LTD
filed 2018-04-02
CIK 1650505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Approximately $22,760,887.

As of March 31, 2018, there were outstanding 24,458,757 shares of the registrant’s common stock, par value $0.001 per share.

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

Background

The following few key global issues shape our business model for the foreseeable future.

ITEM 1.	BUSINESS (CONTINUED)

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

ITEM 1.	BUSINESS (CONTINUED)

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

ITEM 1.	BUSINESS (CONTINUED)

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

ITEM 1.	BUSINESS (CONTINUED)

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

In alphabetical order, control systems include:

●	Artificial Light Control System: Measures available light conditions and automatically switches supplemental lighting on/off, when necessary;
●	Carbon Dioxide Control System: Monitors and automatically adjusts carbon dioxide levels for optimal plant growth when the Biodome is sealed;

ITEM 1.	BUSINESS (CONTINUED)

●	Climate Control System: Monitors a variety of climate control parameters, automatically activating the appropriate HVAC equipment in order to heat, cool, or dehumidify the Biodome;
●	Energy Control System: Monitors both the availability and energy requirements in the Biodome;
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

ITEM 1.	BUSINESS (CONTINUED)

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

Property and Facilities

Our Hong Kong business office is located at Unit 503, 5F Silvercord Tower 2, 30 Canton Road, TST, Kowloon, Hong Kong.  This office is provided to us by our Chief Executive Officer, President and Director, Yuen May Cheung, at no cost to our Company. Through our Canadian subsidiary, 7582919 Canada Inc., we own a parcel of land at 4174 184th Street, Surrey, British Columbia, Canada (the “Land”). On July 5, 2017, 7582919 Canada, Inc. (“7582919”), a subsidiary of the Company, consummated the sale of a parcel of real property located at 4174 184th St., Surrey, British Columbia V3Z 1B7, Canada. The purchase price was $1,650,000 (CN). 7582919 received $1,000,868.70 (CN) after deduction for payment of the outstanding mortgage, real estate commissions and other related closing expenses.

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

Our Hong Kong business office is located at Unit 503, 5F Silvercord Tower 2, 30 Canton Road, TST, Kowloon, Hong Kong.  This office is provided to us by our Chief Executive Officer, President and Director, Yuen May Cheung, at no cost to our Company. On July 5, 2017, 7582919 Canada, Inc. (“7582919”), a subsidiary of the Company, consummated the sale of a parcel of real property located at 4174 184th St., Surrey, British Columbia V3Z 1B7, Canada. The purchase price was $1,650,000 (CN). 7582919 received $1,000,868.70 (CN) after deduction for payment of the outstanding mortgage, real estate commissions and other related closing expenses

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

Market Information

Our common stock has been quoted on the OTCQB under the symbol "EYTH. Prior to July 5, 2016, there was no active market for our common stock.

The market for our common stock is limited and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on the OTCQB on a quarterly basis for the periods indicated, as reported by OTC Markets Group. The quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Year Ended December 31, 2016	High	Low
Quarter ended September 30, 2016	$7.50	$3.00
Quarter ended December 31, 2016	$8.00	$4.00
Year Ended December 31, 2017
Quarter ended March 31, 2017	$8.00	$8.00
Quarter ended June 30, 2017	$8.00	$1.70
Quarter ended September 30, 2017	$2.80	$0.38
Quarter ended December 31, 2017	$0.60	$0.06

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

Equity Compensation Plan Information

None

Recent Sales of Unregistered Securities

We issued 20,000,000 shares of common stock pursuant to the Share Exchange Agreement on February 27, 2015, and issued a total of 650,000 shares to 41 separate foreign shareholders on April 24, 2015, pursuant to a private placement of common stock exempt from registration under Regulation S of the Securities Act of 1933, for total proceeds of approximately $6,500.

On May 20, 2016, we issued 1,021,600 shares of common stock to five foreign (5) shareholders, pursuant to a private placement of common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.10 per share, for an aggregate value of $102,160.

On May 31, 2017, we issued 6,930 shares of common stock to ten foreign (10) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $6,930.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (CONTINUED)

On July 5, 2017, we issued 21,110 shares of common stock to five foreign (5) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $21,110.

On July 18, 2017, we issued 60,250 shares of common stock to ten foreign (10) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $60,250.

On August 1, 2017, we issued 50,700 shares of common stock to five foreign (5) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.10 per share, value of $5,070.

On August 1, 2017, we issued 212,551 shares of common stock to twelve foreign (12) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.05 per share, value of $106,276.

On August 1, 2017, we issued 47,500 shares of common stock to four foreign (4) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $47,500.

On August 10, 2017, we issued 2,000 shares of common stock to one foreign (1) shareholder, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $2,000.

On September 1, 2017, we issued 70,440 shares of common stock to four foreign (4) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $70,440.

On October 1, 2017, we issued 492,369 shares of common stock to twenty-seven foreign (27) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.10 per share, value of $49,237.

On October 1, 2017, we issued 371,433 shares of common stock to sixteen foreign (16) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.20 per share, value of $74,286.

On October 1, 2017, we issued 183,352 shares of common stock to thirteen foreign (13) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.50 per share, value of $91,676.

On October 1, 2017, we issued 614,034 shares of common stock to fifty foreign (50) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $614,034.

On November 1, 2017, we issued 654,488 shares of common stock to twenty-five foreign (25) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.10 per share, value of $65,449.

As of December 31, 2017, there were 24,458,757 shares of common stock issued and outstanding.

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

We are a development stage company that has generated no revenues and has had limited operations to date. From January 20, 2015 (date of inception) to December 31, 2017, we have incurred accumulated net losses of $5,511,151. As of December 31, 2017, we had $583,950 in current assets and current liabilities of $5,713,508. Through December 31, 2017, we have issued an aggregate of 24,458,757 shares of our common stock since our inception.

We issued 20,000,000 shares of common stock pursuant to the Share Exchange Agreement on February 27, 2015, and issued a total of 650,000 shares to 41 separate foreign shareholders on April 24, 2015, pursuant to a private placement of common stock exempt from registration under Regulation S of the Securities Act of 1933, for total proceeds of approximately $6,500.

On May 20, 2016, we issued 1,021,600 shares of common stock to five foreign (5) shareholders, pursuant to a private placement of common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.10 per share, for an aggregate value of $102,160.

On May 31, 2017, we issued 6,930 shares of common stock to ten foreign (10) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $6,930.

On July 5, 2017, we issued 21,110 shares of common stock to five foreign (5) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $21,110.

On July 18, 2017, we issued 60,250 shares of common stock to ten foreign (10) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $60,250.

On August 1, 2017, we issued 50,700 shares of common stock to five foreign (5) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.10 per share, value of $5,070.

On August 1, 2017, we issued 212,551 shares of common stock to twelve foreign (12) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.05 per share, value of $106,276.

On August 1, 2017, we issued 47,500 shares of common stock to four foreign (4) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $47,500.

On August 10, 2017, we issued 2,000 shares of common stock to one foreign (1) shareholder, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $2,000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On September 1, 2017, we issued 70,440 shares of common stock to four foreign (4) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $70,440.

On October 1, 2017, we issued 492,369 shares of common stock to twenty-seven foreign (27) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.10 per share, value of $49,237.

On October 1, 2017, we issued 371,433 shares of common stock to sixteen foreign (16) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.20 per share, value of $74,286.

On October 1, 2017, we issued 183,352 shares of common stock to thirteen foreign (13) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.50 per share, value of $91,676.

On October 1, 2017, we issued 614,034 shares of common stock to fifty foreign (50) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $614,034.

On November 1, 2017, we issued 654,488 shares of common stock to twenty-five foreign (25) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.10 per share, value of $65,449.

As of December 31, 2017, there were 24,458,757 shares of common stock issued and outstanding.

On July 5, 2017, 7582919 Canada, Inc. (“7582919”), a subsidiary of the Company, consummated the sale of a parcel of real property located at 4174 184th St., Surrey, British Columbia V3Z 1B7, Canada. The purchase price was $1,650,000 (CN). 7582919 received $1,000,868.70 (CN) equivalent to $1,275,372, and got a gain on disposal of $678,032 after deduction for payment of the outstanding mortgage, real estate commissions and other related closing expenses.

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

Complete Trademark (神农殿) (means ‘God of Vega Palace’) Registration in China , we just finished three departments, still working on other two.—We successfully applied the tradename but not included the IT marketing for our APP( we can use the tradename for Agriculture useful but not for internet marketing), so we applying another tradename for digital marketing usage, it will take 8-12 months to finish.

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

Development the third Generation of the Biodome III

We developed more than 20 Multi-layers Vertical Hydroponics system, greatly improved space utilization and go to patent in China also we starting developing Artificial light-type House and Flat Type.

Software Development

We plan on hiring IT company for software, and one for mechanical. Realize online management and remote monitoring to control the vegetables growth everywhere, with mobile phones, laptops, PDAs and other terminals, through the network transmission system.

In addition, we expect that during months one (1) through three (3) that we will hire a VP of sales to handle product sales to distributors and retailers for the vegetable markets.

Months 4 through 6

During the following three (3) months, we expect to achieve the following:

o	Working on the New design of the software for mobile phones. Laptops
o	Seek more suppliers for the materials for lighting and nutrition fluids
o	Compete the Agreement with a china land developer for fist agreement
o	Finish the agriculture drawing for New Eco container working with microgreen china
.

Hiring the Architecture Company for the new design for Eco Container in China Project

Eco Energy intends to develop a fully controlled plant factory system in which utilization of multistage (2-8 stage) bench and space-efficient indoor space. Fluorescent lamp is the main light source and the combination with LED is also provide. Hydroponics and organic soil culture can be used in this system

 Developing the mobile end user system social media platforms in china.

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

Complete the Agreement with China microgreen project

The partners will now buy agricultural technology system developed and successfully invented by Eco Energy. An engineering and construction team has been established and the first contacts to potential clients have been made. Over many years Eco Energy developed and tested different technologies which are applied in the operation of vertical farming. These technologies are used to save energy and water in an isolated mini-climate as it is provided in a Biodome. The use of these systems facilitates the operation of a Biodome and allows to increase profitability by decreasing costs for water and energy used.

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

Complete the agreement with Microgreen China

The agreement is designed to elaborate a cooperation between ECO Energy and Microgreen China to sell the agricultural technology systems developed by Eco Energy in China and Korea This agreement completes the marketing alliance with European partners as Eco Energy lately already signed another marketing cooperation with the company Microgreen china to sell its technology in Asia.

Distributor Sale Teams in China

If we are successful in previous months, it is anticipated that in months seven (7) through nine (9) we will have the first contracts with the distributors and local market suppliers in China. During our discussions with distributors, are evaluated and tested by a committee and then taken to retailers to gauge interest. Retailer interest determines initial order levels.

Finish the design for China project and start to order the materials

We are currently negotiating a contract with Microgreen China in South Chain to develop a 100,000 sq. ft. Biodome industrial area. When we successfully enter this contract, we shall complete the architectural drawings and order the materials, most of which can be purchased in China.

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

● Video Monitoring System: RGB cameras to monitors and activates video cameras in and around the Biodome including in the AI system;

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

Liquidity and Results of Operations

Comparison of the Years Ended Results – For the Years Ended December 31, 2016 and December 31, 2017

Revenues and Gross Profit

Revenues and Gross Profit for the year ended December 31, 2016, 2017 are zero. The Company is a development stage company and has incurred significant costs in research and development activities. See discussion below for further information. At December 31, 2017, the Company had incurred an accumulated deficit of $5,511,151 since inception.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Costs and Expenses

Total operating cost and expenses decreased to $608,011 for the year ended December 31, 2017, as compared to $1,748,043 for the year ended December 31, 2016. These decreases were primarily due to decreasing costs associated with General Administrative Expenses, mainly Marketing Expenses.

Other Income and Expenses

Interest expense were $7,725 in years ended December, 2017 as compared to $21,939 for the year ended December 31, 2016. All interest expenses are incurred from Mortgages.

Income Taxes

The Company had no income tax expenses or income tax benefit for the years ended December 31, 2017 and December 31, 2016, due to incurrence of net operating loss in each of these periods. There are no income tax refund opportunities currently available.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flows.

Liquidity and Capital Resources

Long-Term Debt / Note Payable and Other Commitments

On July 5, 2017, land and building sold at CAD 1,650,000 equivalent to $1,275,372 and got a gain on disposal of $678,082.

Cash Flow Information

The Company had working capital deficit of approximately $5,129,558 and a current ratio of 0.10_at December 31, 2017, The Company had working capital deficit of $6,450,632 and a current ratio of 0.017 at December 31, 2016. The increase in working capital deficit at December 31, 2017, as compared to December 31, 2016, was primarily due to the use of working capital for operations as well as marketing expenses. The increase in current ratio was primarily due to the increase in cash in bank. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next twelve months.

During the year ended December 31, 2017, the Company had cash and cash equivalents of approximately $583,950 as compared to cash and cash equivalents of $112,923 at December 31, 2016. This represents a slight increase in cash of $471,027.

Cash used in Operating Activities

The Company used approximately $615,272 of cash for operating activities in the years ended December 31, 2017 as compared to use $1,710,245 of cash for operating activities in the years ended December 31, 2016. This resulted in a decrease in cash used in operating activities of $1,094,973. The expenses consisted of filing fees, professional fees and other general expenses.

Cash provided by Investing Activities

The Company provided $1,275,372 of cash by investing activities in the years ended December 31, 2017 as compared to use $nil of cash for investing activities in the years ended December 31, 2016. The Company sold the land and building on July 5, 2017.

Cash (Used in) Provided by Financing Activities

Financing activities in the years ended December 31, 2017, used approximately $(204,341) of cash as compared to $1,733,134 of cash provided by the years ended December 31, 2016. The Company did not incur any debt issuance costs in 2017.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and position of each of our directors and executive officers are as follows:

Name	Age	Position

Yuen May Cheung	51	Chief Executive Officer, President and Director

Philip K.H. Chan	40	Chief Financial Officer (Appointed March 16, 2016)

Tom Colclough	62	Chief Operating Officer

Yuen May Cheung, Age 51, Chief Executive Officer, President and Director

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

Philip K.H. Chan, Age 40, Chief Financial Officer

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

Tom Colclough, Age 62, Chief Operating Officer

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

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

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

Outstanding Equity Awards at 2017 Fiscal Year-End

We do not currently have a stock option plan or any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception; accordingly, none were outstanding at December 31, 2017.

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

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws, and the address for each person listed in the table is c/o Eco Energy Tech Asia, Ltd., Unit 503, 15/F, Silvercord Tower 2, 30 Canton Road TST, Kowloon, Hong Kong.

The percentage ownership information shown in the table below is calculated based on 21,671,600 shares of our common stock issued and outstanding as of the date of this Annual Report. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of Class of Beneficial Ownership	Name of Beneficial Owner	Amount and Nature	Percentage of Class
Common Stock	Yuen May Cheung, Chief Executive Officer, President and Director	11,000,000 (D)	44.97%

Common Stock	Philip K.H. Chan	70,000 (D)	0.29%
All officers and directors as a group		11,070,000	45.26%

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

We do not have any issued and outstanding securities that are convertible into common stock. None of our stockholders are entitled to registration rights.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2017, we have received advances from Yuen May Cheung, our Chief Executive Officer, President and sole Director in the aggregate amount of $5,711,205. These advances are unsecured, interest free and repayable on demand.

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

We were billed by our current independent public accounting firm, Dominic K.F. Chan & Co, for the following professional services they performed for us during the years ended December 31, 2017 and 2016 as set forth in the table below.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES (CONTINUED)

	Year Ended December 31,
	2017	2016
Audit fees	$43,000	$43,000
Audit-related fees
Tax fees
All other fees	$800	$800

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

ECO ENERGY TECH ASIA, LTD.

Dated: April 2, 2018	By:	/s/ Yuen May Cheung
Yuen May Cheung
President and Chief Executive Officer

Dated: April 2, 2018	By:	/s/ Philip K.H. Chan
Philip K.H. Chan
Chief Financial Officer

Signature	Title	Date

/s/ Yuen May Cheung	President and Chief Executive Officer (Principal Executive Officer) and Director	April 2, 2018
Yuen May Cheung

/s/ Philip K.H. Chan	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2018
Philip K.H. Chan

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2 to F-3

Consolidated Financial Statements

Consolidated Balance Sheets	F-4

Consolidated Statements of Loss and Comprehensive Loss	F-5

Consolidated Statements of Stockholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 to F-18

Report of Independent Registered Public Accounting Firms

To the Board of Directors and Stockholders of Eco Energy Tech Asia, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eco Energy Tech Asia, Ltd. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive losses, stockholders’ deficit and cash flows for the each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Report of Independent Registered Public Accounting Firms (Continued)

To the Board of Directors and Stockholders of Eco Energy Tech Asia, Ltd.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Centurion ZD CPA Ltd.

Centurion ZD CPA Ltd.
Hong Kong
March 31, 2018

We have served as the Company's auditor since 2015.

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	As at December 31,
	2017	2016
ASSETS
Cash	$583,950	$112,923
Deposit and prepayment	-	444
Total Current Assets	583,950	113,367

Property and equipment, net	-	584,941
Total Assets	$583,950	$698,308

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accrued expenses	$2,303	$13,501
Amount due to a director	5,711,205	6,534,040
Mortgage loans - current portion	-	16,458
Total Current Liabilities	5,713,508	6,563,999

Mortgage loans - non-current portion	-	588,810
Total Liabilities	5,713,508	7,152,809

SHAREHOLDERS' DEFICIT
Common stock ($0.001 par value; authorized 75,000,000 shares, 24,458,757 and 21,671,600 shares, respectively issued and outstanding at December 31, 2017 and 2016)	24,459	21,672
Additional paid-in capital	1,403,490	192,019
Accumulated deficits	(5,511,151)	(5,565,294)
Accumulated other comprehensive income	498,329	451,097
Total Eco Energy Tech Asia, Ltd’s deficit	(3,584,873)	(4,900,506)
Non-controlling interests	(1,544,685)	(1,553,995)
Total Shareholders' Deficit	(5,129,558)	(6,454,501)
Total Liabilities and Shareholders' Deficit	$583,950	$698,308

See notes to consolidated financial statements

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the Years Ended December 31,
	2017	2016
REVENUE	$-	$-
COST OF REVENUE	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative	608,011	1,748,043
LOSS FROM OPERATIONS	(608,011)	(1,748,043)
OTHER INCOME (EXPENSES)
Gain on disposal of fixed assets	678,032	-
Interest income	1,157	2
Interest expenses	(7,725)	(21,939)
	671,464	(21,937)

PROFIT (LOSS) BEFORE INCOME TAX	63,453	(1,769,980)
Income tax expense	-	-
NET PROFIT (LOSS)	63,453	(1,769,980)
Net (profit) loss attributable to non-controlling interests	(9,310)	149,859
NET PROFIT (LOSS) ATTRIBUTABLE TO STOCKHOLDERS	54,143	(1,620,121)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	47,232	(2,081)
COMPREHENSIVE INCOME (LOSS)	$101,375	$(1,622,202)

NET PROFIT (LOSS) PER COMMON STOCK:
Basic	$0.002	$(0.076)
Diluted	$0.002	$(0.076)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING:
Basic	22,396,343	21,278,033
Diluted	22,396,343	21,278,033

See notes to consolidated financial statements

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2017 and 2016

(Stated in US Dollars)

	Common stock				Accumulated
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	other comprehensive income	Non-controlling interests	Total

Balance as of January 1, 2016	20,650,000	20,650	89,859	(3,945,173)	453,178	(1,404,136)	(4,785,622)
Issuance of shares	1,021,600	1,022	102,160	-	-	-	103,182
Net loss for the year	-	-	-	(1,620,121)	-	(149,859)	(1,769,980)
Foreign currency translation adjustment	-	-	-	-	(2,081)	-	(2,081)
Balance as of December 31, 2016	21,671,600	$21,672	$192,019	$(5,565,294)	$451,097	$(1,553,995)	$(6,454,501)
Issuance of shares	2,787,157	2,787	1,211,471	-	-	-	1,214,258
Net profit for the year	-	-	-	54,143	-	9,310	63,453
Foreign currency translation adjustment	-	-	-	-	47,232	-	47,232
Balance as of December 31, 2017	24,458,757	$24,459	$1,403,490	$(5,511,151)	$498,329	$(1,544,685)	$(5,129,558)

See notes to consolidated financial statements

ECO ENERGY TECH ASIA LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2017 and 2016

(Stated in US Dollars)

	2017	2016
Cash Flows from Operating Activities
Net profit (loss)	$63,453	$(1,769,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,480	29,027
Gain on disposal	(678,032)	-
Impairment loss	-	35,717
Changes in operating assets and liabilities:
Prepaid expenses	461	22
Accrued expenses and other payables	(11,634)	(5,031)
Net Cash Used In Operating Activities	$(615,272)	$(1,710,245)

Cash Flows from Investing Activity
Sale proceeds of fixed assets	$1,275,372	$-
Net Cash Provided By Investing Activity	$1,275,372	$-

Cash Flows from Financing Activities
Issuance of common stock	$1,214,258	$103,182
(Repayment) advances from a director	(789,658)	1,705,351
Repayment of mortgage loans	(628,941)	(75,399)
Net Cash (Used In) Provided By Financing Activities	$(204,341)	$1,733,134

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$15,268	$210
Net Increase In Cash and Cash Equivalents	455,759	22,889
Cash and Cash Equivalents at Beginning of Year	112,923	89,824
Cash and Cash Equivalents at End of Year	$583,950	$112,923

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest expenses	$7,725	$21,939
Income taxes	$-	$-

See notes to consolidated financial statements

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
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
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
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

●
Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

●
Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, due from related parties, other assets, accrued expenses, other payables, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and 2016.

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
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
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

Advertising
Advertising is expensed as incurred and is included in selling expenses on the accompanying consolidated statements of loss and comprehensive loss. Advertising expenses amounted to $168,985 and $483,891, respectively for the years ended December 31, 2017 and 2016.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2017 and 2016, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
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

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31
	2017	2016
Exchange rate on balance sheet dates
USD : CAD exchange rate	1.2573	1.3443

Average exchange rate for the period
USD : CAD exchange rate	1.2937	1.3254

The exchange rates used to translate amounts in HKD into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31
	2017	2016
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.8118	7.7548

Average exchange rate for the period
USD : HKD exchange rate	7.7973	7.7624

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
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(Stated in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is comprised of net profit (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive profit (loss) for the years ended December 31, 2017 and 2016 included net profit (loss) and unrealized loss from foreign currency translation adjustments.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net profit of $63,453 and an accumulated deficit of ($5,511,151) as of December 31, 2017. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(Stated in US Dollars)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As at December 31,
	2017	2016

Land and buildings	$-	$705,964
Bio domes	76,036	70,517
Machinery and equipment	11,738	10,886
	$87,774	$787,367
Less: accumulated depreciation	(52,057)	(166,709)
Less: accumulated impairment	(35,717)	(35,717)
Property and equipment, net	$-	$584,941

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

On July 5, 2017, land and building sold at CAD 1,650,000 equivalent to $1,275,372 and got a gain on disposal of $678,032.

For the years ended December 31, 2017 and 2016, depreciation expenses amounted to $10,480 and $29,027 respectively.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(Stated in US Dollars)

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As at December 31,
	2017	2016

Accrued property tax	$-	$2,975
Accrued professional fees	2,303	10,526
Total	$2,303	$13,501

NOTE 6 - TAXATION

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the years ended December 31, 2017 and 2016, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

The Company was incorporated in the State of Nevada. The Company did not generate taxable income in the US for the years ended December 31, 2017 and 2016.

EETA was incorporated under the laws of Hong Kong. EETA did not generate taxable income in the Hong Kong for the years ended December 31, 2017 and 2016.

3CI and 7CI were incorporated in Surrey, British Columbia of Canada. 3CI and 7CI did not generate taxable income in the Canada for the years ended December 31, 2017 and 2016.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(Stated in US Dollars)

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

On July 5, 2017, the Company issued 21,110 shares of common stock to five foreign (5) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $21,110.

On July 18, 2017, the Company issued 60,250 shares of common stock to ten foreign (10) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $60,250.

On August 1, 2017, the Company issued 50,700 shares of common stock to five foreign (5) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.10 per share, value of $5,070.

On August 1, 2017, the Company issued 212,551 shares of common stock to twelve foreign (12) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.05 per share, value of $106,276.

On August 1, 2017, the Company issued 47,500 shares of common stock to four foreign (4) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $47,500.

On August 10, 2017, the Company issued 2,000 shares of common stock to one foreign (1) shareholder, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $2,000.

On September 1, 2017, the Company issued 70,440 shares of common stock to four foreign (4) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $70,440.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(Stated in US Dollars)

NOTE 7 – COMMON STOCK (CONTINUED)

On October 1, 2017, the Company issued 492,369 shares of common stock to twenty-seven foreign (27) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.10 per share, value of $49,237.

On October 1, 2017, the Company issued 371,433 shares of common stock to sixteen foreign (16) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.20 per share, value of $74,286.

On October 1, 2017, the Company issued 183,352 shares of common stock to thirteen foreign (13) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.50 per share, value of $91,676.

On October 1, 2017, the Company issued 614,034 shares of common stock to fifty foreign (50) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $614,034.

On November 1, 2017, the Company issued 654,488 shares of common stock to twenty-five foreign (25) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.10 per share, value of $65,449.

As of December 31, 2017, there were 24,458,757 shares of common stock issued and outstanding.

NOTE 8 – EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net loss per share:

	Years Ended December 31,
	2017	2016

Net profit (loss) available to common stockholders for basic and diluted net loss per share of common stock	$54,143	$(1,620,121)
Weighted average common stock outstanding – basic	22,396,343	21,278,033
Effect of dilutive securities	-	-
Weighted average common stock outstanding – diluted	22,396,343	21,278,033

Net profit (loss) per common stock – basic	$0.002	$(0.076)
Net profit (loss) per common stock – diluted	$0.002	$(0.076)

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(Stated in US Dollars)

NOTE 9 - RELATED PARTY TRANSACTIONS

9.1 Nature of relationships with related party

Name	Relationships with the Company
Cheung Yuen May	Director

9.2 Related party balances and transactions

Amount due to Cheung Yuen May were $5,765,719 and $6,534,040, respectively as at December 31, 2017 and 2016. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Cheung Yuen May is as follows:

	As at December 31,
	2017	2016

At beginning of year	$6,534,040	$4,828,067
(Repayment) advances from the director	(822,835)	1,705,973
At end of year	$5,711,205	$6,534,040

NOTE 10 – MORTGAGE LOANS

The mortgage loans are as follows:

		As at December 31,
	Interest rate	2017	2016

Farm Credit Canada	4.2% p.a.	$-	$336,359
Farm Credit Canada	4.2% p.a.	-	108,790
iFunds Mortgage	13.5% p.a.	-	160,119
Total		$-	$605,268
Mortgage loan payable-current portion		-	(16,458)
Mortgage loan payable-non-current portion		$-	$588,810

The mortgage loans are secured by the land and buildings owned by the Company.

For the years ended December 31, 2017 and 2016, interest expenses incurred on the mortgage loans were $7,725 and $21,939, respectively.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(Stated in US Dollars)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

As of December 31, 2017, the Company did not have commitments and contingency liability.

Legal proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

NOTE 12 - SUBSEQUENT EVENTS

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our consolidated financial statements for the year ended December 31, 2017.