Form 10-Q
period 2018-03-31
ECO ENERGY TECH ASIA, LTD
filed 2018-05-15
CIK 1650505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of the date of filing of this report, there were outstanding 25,879,138 shares of the issuer’s common stock, par value $0.001 per share.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that can be expected for the year ended December 31, 2018.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2018 and 2017

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	March 31,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Cash	$618,168	$583,950
Total Current Assets	618,168	583,950

Property and equipment, net	-	-
Total Assets	$618,168	$583,950

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accrued expenses	$4,587	$2,303
Amount due to a director	5,690,020	5,711,205
Total Liabilities	5,694,607	5,713,508

SHAREHOLDERS' DEFICIT
Common stock ($0.001 par value;authorized 75,000,000 shares, 25,879,138 and 24,458,757 shares, respectively issued and outstanding at March 31, 2018 and December 31, 2017)	25,879	24,459
Additional paid-in capital	1,544,108	1,403,490
Accumulated deficits	(5,545,427)	(5,511,151)
Accumulated other comprehensive income	444,480	498,329
Total Eco Energy Tech Asia, Ltd’s deficit	(3,530,960)	(3,584,873)
Non-controlling interests	(1,545,479)	(1,544,685)
Total Shareholders' Deficit	(5,076,439)	(5,129,558)
Total Liabilities and Shareholders' Deficit	$618,168	$583,950

See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
REVENUE	$-	$-
COST OF REVENUE	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative	35,671	181,501
LOSS FROM OPERATIONS	(35,671)	(181,501)
OTHER INCOME (EXPENSES)
Interest income	601	-
Interest expenses	-	(2,784)
	601	(2,784)

LOSS BEFORE INCOME TAX	(35,070)	(184,285)
Income tax expense	-	-
NET LOSS	(35,070)	(184,285)
Net loss attributable to non-controlling interests	794	12,751
NET LOSS ATTRIBUTABLE TO STOCKHOLDERS	(34,276)	(171,534)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(53,849)	20,862
COMPREHENSIVE LOSS	$(88,125)	$(150,672)

NET LOSS PER COMMON STOCK:
Basic	$(0.001)	$(0.008)
Diluted	$(0.001)	$(0.008)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING:
Basic	25,806,967	21,671,600
Diluted	25,806,967	21,671,600

See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2018 and Year Ended December 31, 2017

(Stated in US Dollars)

	Common stock				Accumulated
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	other comprehensive income	Non-controlling interests	Total

Balance as of December 31, 2016	21,671,600	$21,672	$192,019	$(5,565,294)	$451,097	$(1,553,995)	$(6,454,501)
Issuance of shares	2,787,157	2,787	1,211,471	-	-	-	1,214,258
Net profit for the year	-	-	-	54,143	-	9,310	63,453
Foreign currency translation adjustment	-	-	-	-	47,232	-	47,232
Balance as of December 31, 2017 (Audited)	24,458,757	$24,459	$1,403,490	$(5,511,151)	$498,329	$(1,544,685)	$(5,129,558)
Issuance of shares	1,420,381	1,420	140,618	-	-	-	142,038
Net loss for the period	-	-	-	(34,276)	-	(794)	(35,070)
Foreign currency translation adjustment	-	-	-	-	(53,849)	-	(53,849)
Balance as of March 31, 2018 (Unaudited)	25,879,138	$25,879	$1,544,108	$(5,545,427)	$444,480	$(1,545,479)	$(5,076,439)

See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2018 and 2017

(Stated in US Dollars)

	For The Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(35,070)	$(184,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	5,123
Changes in operating assets and liabilities:
Prepaid expenses	-	(1,528)
Accrued expenses and other payables	2,300	(8,341)
Net Cash Used In Operating Activities	$(32,770)	$(189,031)

Cash Flows from Investing Activity
Net Cash Provided By Investing Activity	$-	$-

Cash Flows from Financing Activities
Subscription deposit	$-	$336,557
Issuance of common stock	142,038	-
Repayment from a director	(60,761)	(23,730)
Repayment of mortgage loans	-	(166,682)
Net Cash Provided By Financing Activities	$81,277	$146,145

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$(14,289)	$(150)
Net Increase (Decrease) In Cash and Cash Equivalents	34,218	(43,036)
Cash and Cash Equivalents at Beginning of Period	583,950	112,923
Cash and Cash Equivalents at End of Period	$618,168	$69,887

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest expenses	$-	$2,784
Income taxes	$-	$-

See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The unaudited condensed consolidated financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of unaudited condensed consolidated financial statements. These financial statements include all adjustments that, in the opinion of management, are necessary in order to make them not misleading.

Principles of consolidation
The unaudited condensed consolidated financial statements give effect to the Share Exchange Transaction as if occurred at the beginning of the periods presented and include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
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

The carrying amounts reported in the balance sheets for cash, due from related parties, other assets, accrued expenses, other payables, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
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

Advertising
Advertising is expensed as incurred and is included in selling expenses on the accompanying consolidated statements of loss and comprehensive loss. Advertising expenses amounted to $nil and $83,683, respectively for the three months ended March 31, 2018 and 2017.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2018 and December 31, 2017, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
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

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31	December 31	March 31
	2018	2017	2017
Exchange rate on balance sheet dates
USD : CAD exchange rate	1.2896	1.2573	1.3320

Average exchange rate for the period
USD : CAD exchange rate	1.2640	1.2937	1.3233

The exchange rates used to translate amounts in HKD into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31	December 31	March 31
	2018	2017	2017
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.8488	7.8118	7.7713

Average exchange rate for the period
USD : HKD exchange rate	7.8268	7.7973	7.7604

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
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
 (Stated in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accumulated other comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three months ended March 31, 2018 and 2017 included net loss and unrealized loss from foreign currency translation adjustments.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $34,276 for the three months ended March 31, 2018 and an accumulated deficit of ($5,545,427) as of March 31, 2018. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
 (Stated in US Dollars)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2018	2017
	(Unaudited)	(Audited)

Bio domes	$76,036	$76,036
Machinery and equipment	11,738	11,738
	$87,774	$87,774
Less: accumulated depreciation	(52,057)	(52,057)
Less: accumulated impairment	(35,717)	(35,717)
Property and equipment, net	$-	$-

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

For the three months ended March 31, 2018 and 2017, depreciation expenses amounted to $nil and $5,123, respectively.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
	2018	2017
	(Unaudited)	(Audited)

Accrued professional fees	$ 4,587	$2,303

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
 (Stated in US Dollars)

NOTE 6 - TAXATION

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the three months ended March 31, 2018 and 2017, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

The Company was incorporated in the State of Nevada. The Company did not generate taxable income in the US for the three months ended March 31, 2018 and 2017.

EETA was incorporated under the laws of Hong Kong. EETA did not generate taxable income in the Hong Kong for the three months ended March 31, 2018 and 2017.

3CI and 7CI were incorporated in Surrey, British Columbia of Canada. 3CI and 7CI did not generate taxable income in the Canada for the three months ended March 31, 2018 and 2017.

NOTE 7 – COMMON STOCK

The Company issued 20,000,000 shares of common stock pursuant to the Share Exchange Agreement on February 27, 2015, and issued a total of 650,000 shares to 41 separate foreign shareholders on April 24, 2015, pursuant to a private placement of common stock exempt from registration under Regulation S of the Securities Act of 1933, for total proceeds of approximately $6,500.

For the year ended December 31, 2016, the Company issued 1,021,600 shares of common stock to 5 separate foreign shareholders, pursuant to a private placement of common stock exempt from registration under Regulation S of the Securities Act of 1933, for an aggregate value of $102,160.

For the year ended December 31, 2017, the Company issued 2,787,157 shares of common stock to 182 separate foreign shareholders, pursuant to a private placement of common stock exempt from registration under Regulation S of the Securities Act of 1933, for an aggregate value of $1,214,258.

For the three months ended March 31, 2018, the Company issued 1,420,381 shares of common stock to 69 separate foreign shareholders, pursuant to a private placement of common stock exempt from registration under Regulation S of the Securities Act of 1933, for an aggregate value of $142,038.

As of March 31, 2018, there were 25,879,138 shares of common stock issued and outstanding.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
 (Stated in US Dollars)

NOTE 8 – EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net loss per share:

	For the three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Net loss available to common stockholders for basic and diluted net loss per share of common stock	$(34,276)	$(171,534)
Weighted average common stock outstanding – basic	25,806,967	21,671,600
Effect of dilutive securities	-	-
Weighted average common stock outstanding – diluted	25,806,967	21,671,600

Net loss per common stock – basic	$(0.001)	$(0.008)
Net loss per common stock – diluted	$(0.001)	$(0.008)

NOTE 9 - RELATED PARTY TRANSACTIONS

9.1 Nature of relationships with related party

Name	Relationships with the Company
Cheung Yuen May	Director

9.2 Related party balances and transactions

Amount due to Cheung Yuen May were $5,690,020 and $5,711,205, respectively as at March 31, 2018 and December 31, 2017. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Cheung Yuen May is as follows:

	March 31,	December 31,
	2018	2017
	(Unaudited)	(Audited)

At beginning of year	$5,711,205	$6,534,040
Repayment from the director	(21,185)	(822,835)
At end of year	$5,690,020	$5,711,205

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
 (Stated in US Dollars)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

As of March 31, 2018, the Company did not have commitments and contingency liability.

Legal proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

NOTE 11 - SUBSEQUENT EVENTS

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our consolidated financial statements for the three months ended March 31, 2018.

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

Complete Trademark (神农殿) (means ‘God of Vega Palace’) Registration in China. We just finished three departments, still working on other two.—We successfully applied the tradename but not included the IT marketing for our APP( we can use the tradename for Agriculture useful but not for internet marketing), so we applying another tradename for digital marketing usage, it will take 8-12 months to finish.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Results of Operations

Comparison of the Three Months Ended March 31, 2018 and for the Three Months Ended March 31, 2017

Revenues and Gross Profit

Revenues and Gross Profit for the three months ended March 31, 2018, 2017 are zero. The Company is a development stage company and has incurred significant costs in research and development activities. See discussion below for further information. At March 31, 2018, the Company had incurred an accumulated deficit of $5,545,427 since inception.

Costs and Expenses

Total operating cost and expenses decreased to $35,671 for the three months ended March 31, 2018, as compared to $181,501 for the three months ended March 31, 2017. These decreases were primarily due to decreasing costs associated with General Administrative Expenses, mainly Marketing expenses.

Other Income and Expenses

Interest Income were $601 in the three months ended March 31, 2018 as compared to Interest expense were $2,784 for the three months ended March 31,2017. All interest income are incurred from cash in bank.

Income Taxes

The Company had no income tax expenses or income tax benefit for the three months ended March 31, 2018 and March 31, 2017, due to incurrence of net operating loss in each of these periods. There are no income tax refund opportunities currently available.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flows.

Liquidity and Capital Resources

Long-Term Debt / Note Payable and Other Commitments

On July 5, 2017, land and building sold at CAD 1,650,000 equivalent to $1,275,372 and got a gain on disposal of $678,082.

Cash Flow Information

The Company had working capital deficit of approximately $5,076,439 and a current ratio of 0.10_at March 31, 2018, The Company had working capital deficit of $5,129,558 and a current ratio of 0.10 at December 31, 2017. The increase in working capital deficit at March 31, 2018, as compared to December 31, 2017, was primarily due to the use of working capital for operations as well as marketing expenses. The increase in current ratio was primarily due to the increase in cash in bank. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next twelve months.

During the three months ended March 31, 2018, the Company had cash and cash equivalents of approximately $618,168 as compared to cash and cash equivalents of $583,950 at December 31, 2017. This represents a slight increase in cash of $34,218.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash used in Operating Activities

The Company used approximately $32,770 of cash for operating activities in the three months ended March 31, 2018 as compared to use $189,031 of cash for operating activities in the three months ended March 31, 2017. This resulted in a decrease in cash used in operating activities of $156,261. The expenses consisted of filing fees, professional fees and other general expenses.

Cash (Used in) Provided by Financing Activities

Financing activities in the three months ended March 31, 2018, used approximately $81,277 of cash as compared to $146,145 of cash provided by the three months ended March 31, 2017. The Company did not incur any debt issuance costs in 2018.

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

ITEM 4.    CONTROLS AND PROCEDURES (CONTINUED)

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

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

For the year ended December 31, 2016, the Company issued 1,021,600 shares of common stock to 5 separate foreign shareholders, pursuant to a private placement of common stock exempt from registration under Regulation S of the Securities Act of 1933, for an aggregate value of $102,160.

For the year ended December 31, 2017, the Company issued 2,787,157 shares of common stock to 182 separate foreign shareholders, pursuant to a private placement of common stock exempt from registration under Regulation S of the Securities Act of 1933, for an aggregate value of $1,214,258.

For the three months ended March 31, 2018, the Company issued 1,420,381 shares of common stock to 69 separate foreign shareholders, pursuant to a private placement of common stock exempt from registration under Regulation S of the Securities Act of 1933, for an aggregate value of $142,038.

As of March 31, 2018, there were 25,879,138 shares of common stock issued and outstanding.

All investors were non US residents and the issuances were issued in a private placement exempt from registration pursuant to Regulation S under the Securities Act of 1933.

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

ECO ENERGY TECH ASIA, LTD. (Registrant)

Signature	Title	Date

/s/ Yuen May Cheung
Yuen May Cheung	Chief Executive Officer	May 15, 2018
Principal Executive Officer
/s/ Philip K.H. Chan
Philip K.H. Chan	Chief Financial Officer Principal Financial Officer	May 15, 2018