Form 10-Q
period 2018-06-30
ECO ENERGY TECH ASIA, LTD
filed 2018-08-14
CIK 1650505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of the date of filing of this report, there were outstanding 28,571,672 shares of the issuer’s common stock, par value $0.001 per share.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2018, are not necessarily indicative of the results that can be expected for the year ended December 31, 2018.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2018 and 2017

CONTENTS

Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets	F-2

Unaudited Condensed Consolidated Statements of Loss and Comprehensive Loss	F-3

Unaudited Condensed Consolidated Statements of Stockholders Equity	F-4

Unaudited Condensed Consolidated Statements of Cash Flows	F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-6 to F-14

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Cash	$108,990	$583,950
Total Current Assets	108,990	583,950

Property and equipment, net	-	-
Total Assets	$108,990	$583,950

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accrued expenses	$2,295	$2,303
Amount due to a director	4,995,622	5,711,205
Total Liabilities	4,997,917	5,713,508

SHAREHOLDERS' DEFICIT
Common stock ($0.001 par value; authorized 75,000,000 shares, 28,571,672 and 24,458,757 shares, respectively issued and outstanding at June 30, 2018 and December 31, 2017)	28,572	24,459
Additional paid-in capital	1,677,042	1,403,490
Accumulated deficits	(5,555,024)	(5,511,151)
Accumulated other comprehensive income	505,950	498,329
Total Eco Energy Tech Asia, Ltd’s deficit	(3,343,460)	(3,584,873)
Non-controlling interests	(1,545,467)	(1,544,685)
Total Shareholders' Deficit	(4,888,927)	(5,129,558)
Total Liabilities and Shareholders' Deficit	$108,990	$583,950

See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Stated in US Dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
General and administrative	(9,706)	(152,183)	(45,377)	(333,684)
LOSS FROM OPERATIONS	(9,706)	(152,183)	(45,377)	(333,684)
OTHER EXPENSES
Interest income	121	1	722	1
Interest expenses	-	(4,646)	-	(7,430)

LOSS BEFORE INCOME TAX	(9,585)	(156,828)	(44,655)	(341,113)
Income tax expense	-	-	-	-
NET LOSS	(9,585)	(156,828)	(44,655)	(341,113)
Net loss attributable to non-controlling interests	(12)	10,802	782	23,553
NET LOSS ATTRIBUTABLE TO STOCKHOLDERS	(9,597)	(146,026)	(43,873)	(317,560)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	61,470	4,796	7,621	25,658
COMPREHENSIVE LOSS	$(51,873)	$(141,230)	$(36,252)	$(291,902)

NET LOSS PER COMMON STOCK:
Basic	$(0.000)	$(0.007)	$(0.002)	$(0.015)
Diluted	$(0.000)	$(0.007)	$(0.002)	$(0.015)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING:
Basic	28,571,672	21,673,885	27,196,957	21,672,749
Diluted	28,571,672	21,673,885	27,196,657	21,672,749

See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2018 and Year Ended December 31, 2017
(Stated in US Dollars)

	Common stock				Accumulated
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	other comprehensive income	Non-controlling interests	Total

Balance as of December 31, 2016	21,671,600	$21,672	$192,019	$(5,565,294)	$451,097	$(1,553,995)	$(6,454,501)
Issuance of shares	2,787,157	2,787	1,211,471	-	-	-	1,214,258
Net profit for the year	-	-	-	54,143	-	9,310	63,453
Foreign currency translation adjustment	-	-	-	-	47,232	-	47,232
Balance as of December 31, 2017 (Audited)	24,458,757	$24,459	$1,403,490	$(5,511,151)	$498,329	$(1,544,685)	$(5,129,558)
Issuance of shares	4,112,915	4,113	273,552	-	-	-	277,665
Net loss for the period	-	-	-	(43,873)	-	(782)	(44,655)
Foreign currency translation adjustment	-	-	-	-	7,621	-	7,621
Balance as of June 30, 2018 (Unaudited)	28,571,672	$28,572	$1,677,042	$(5,555,024)	$505,950	$(1,545,467)	$(4,888,927)

See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2018 and 2017
(Stated in US Dollars)

	For The Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(44,655)	$(341,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	10,079
Changes in operating assets and liabilities:
Prepaid expenses	-	(1,017)
Accrued expenses and other payables	-	(8,201)
Net Cash Used In Operating Activities	$(44,655)	$(340,252)

Cash Flows from Investing Activity
Net Cash Provided By Investing Activity	$-	$-

Cash Flows from Financing Activities
Issuance of common stock	$277,665	$8,566
(Repayment) Advance from a director	(698,742)	416,107
Repayment of mortgage loans	-	(167,920)
Net Cash (Used In) Provided By Financing Activities	$(421,077)	$256,753

Effect of Exchange Rate Changes on Cash and Cash Equivalents	$(9,228)	$(386)
Net Decrease In Cash and Cash Equivalents	(474,960)	(83,885)
Cash and Cash Equivalents at Beginning of Period	583,950	112,923
Cash and Cash Equivalents at End of Period	$108,990	$29,038

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest expenses	$-	$7,430
Income taxes	$-	$-

See notes to unaudited condensed consolidated financial statements

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
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
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
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

The carrying amounts reported in the balance sheets for cash, due from related parties, other assets, accrued expenses, other payables, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
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

Advertising
Advertising is expensed as incurred and is included in selling expenses on the accompanying consolidated statements of loss and comprehensive loss. Advertising expenses amounted to $nil and $128,600, respectively for the six months ended June 30, 2018 and 2017. And advertising expenses amounted to $nil and $44,917, respectively for the three months ended June 30, 2018 and 2017.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2018 and December 31, 2017, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
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

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30	December 31	June 30
	2018	2017	2017
Exchange rate on balance sheet dates
USD : CAD exchange rate	1.3141	1.2573	1.2982

Average exchange rate for the period
USD : CAD exchange rate	1.2773	1.2937	1.3452

The exchange rates used to translate amounts in HKD into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30	December 31	June 30
	2018	2017	2017
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.8442	7.8118	7.8059

Average exchange rate for the period
USD : HKD exchange rate	7.8374	7.7973	7.7859

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
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
 (Stated in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accumulated other comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the six months ended June 30, 2018 and 2017 included net loss and unrealized loss from foreign currency translation adjustments.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $43,873 for the six months ended June 30, 2018 and an accumulated deficit of ($5,555,024) as of June 30, 2018. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
 (Stated in US Dollars)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)

Bio domes	$76,036	$76,036
Machinery and equipment	11,738	11,738
	$87,774	$87,774
Less: accumulated depreciation	(52,057)	(52,057)
Less: accumulated impairment	(35,717)	(35,717)
Property and equipment, net	$-	$-

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

For the six months ended June 30, 2018 and 2017, depreciation expense amounted to $nil and $10,079, respectively. And for the three months ended June 30, 2018 and 2017, depreciation expenses amounted to $nil and $4,956, respectively.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)

Accrued professional fees	$2,295	$2,303

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
 (Stated in US Dollars)

NOTE 6 - TAXATION

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the six months ended June 30, 2018 and 2017, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

The Company was incorporated in the State of Nevada. The Company did not generate taxable income in the US for the six months ended June 30, 2018 and 2017.

EETA was incorporated under the laws of Hong Kong. EETA did not generate taxable income in the Hong Kong for the six months ended June 30, 2018 and 2017.

3CI and 7CI were incorporated in Surrey, British Columbia of Canada. 3CI and 7CI did not generate taxable income in the Canada for the six months ended June 30, 2018 and 2017.

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

For the six months ended June 30, 2018, the Company issued 4,112,915 shares of common stock to 86 separate foreign shareholders, pursuant to a private placement of common stock exempt from registration under Regulation S of the Securities Act of 1933, for an aggregate value of $277,665.

As of June 30, 2018, there were 28,571,672 shares of common stock issued and outstanding.

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
 (Stated in US Dollars)

NOTE 8 – EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net loss per share:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss available to common stockholders for basic and diluted net loss per share of common stock	$(9,597)	$(146,026)	$(43,873)	$(317,560)
Weighted average common stock outstanding – basic	28,571,672	21,673,885	27,196,957	21,672,749
Effect of dilutive securities		-		-
Weighted average common stock outstanding – diluted	28,571,672	21,673,885	27,196,957	21,672,749

Net loss per common stock – basic	$(0.000)	$(0.007)	$(0.002)	$(0.015)
Net loss per common stock – diluted	$(0.000)	$(0.007)	$(0.002)	$(0.015)

NOTE 9 - RELATED PARTY TRANSACTIONS

9.1 Nature of relationships with related party

Name	Relationships with the Company
Cheung Yuen May	Director

9.2 Related party balances and transactions

Amount due to Cheung Yuen May were $4,995,622 and $5,711,205, respectively as at June 30, 2018 and December 31, 2017. The amount is unsecured, interest free and does not have a fixed repayment date.

A summary of changes in the amount due to Cheung Yuen May is as follows:

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)

At beginning of year	$5,711,205	$6,534,040
Repayment from the director	(715,583)	(822,835)
At end of year	$4,995,622	$5,711,205

ECO ENERGY TECH ASIA, LTD AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
 (Stated in US Dollars)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

As of June 30, 2018, the Company did not have commitments and contingency liability.

Legal proceeding

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

NOTE 11 - SUBSEQUENT EVENTS

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our consolidated financial statements for the six months ended June 30, 2018.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

Liquidity and Results of Operations

Comparison for the Six Months Ended June 30, 2018 and 2017

Revenues and Gross Profit

Revenues and Gross Profit for the six months ended June 30, 2018 and 2017 are zero. The Company is a development stage company and has incurred significant costs in research and development activities. See discussion below for further information. As of June 30, 2018, the Company had incurred an accumulated deficit of $5,555,024 since inception.

Costs and Expenses

Total operating cost and expenses decreased to $9,706 for the three months ended June 30, 2018, as compared to $152,183 for the three months ended June 30, 2017. And total operating cost and expenses decreased to $45,377 for the six months ended June 30, 2018, as compared to $333,684 for the six months ended June 30, 2017. These decreases were primarily due to decreasing costs associated with General Administrative Expenses.

Other Income and Expenses

Interest expense was zero in the three months ended June 30, 2018 as compared to $4,646 for the three months ended June 30, 2017. And interest expense was zero in the six months ended June 30, 2018 as compared to $7,430 for the six months ended June 30, 2017.

Income Taxes

The Company had no income tax expenses or income tax benefit for each of the three months ended June 30, 2018, and June 30, 2017 and for the six months ended June 30, 2018, and June 30, 2017, due to incurrence of net operating loss in each of these periods. There are no income tax refund opportunities currently available.

Effect of Inflation

Inflation has not had a significant impact on the Company’s operations or cash flows.

Liquidity and Capital Resources

Long-Term Debt / Note Payable and Other Commitments

For the six months ended June 30, 2018 and 2017, depreciation expense amounted to $nil and $10,079, respectively. And for the three months ended June 30, 2018 and 2017, depreciation expenses amounted to $nil and $4,956, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

Cash Flow Information

 The Company had working capital deficit of approximately $4,888,927 and a current ratio of 0.022 as of June 30, 2018. And the Company had working capital deficit of $5,129,558 and a current ratio of 0.102 at December 31, 2017. The decrease in working capital and the current ratio at June 30, 2018, as compared to December 31, 2017, was primarily due to the use of working capital for operations as well as marketing expenses. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next twelve (12) months.

During the three months ended June 30, 2018, the Company had cash and cash equivalents of approximately $108,990 as compared to cash and cash equivalents of $583,950 as of December 31, 2017. This represents a slight decrease in cash of $474,960.

Cash provided by Operating Activities

The Company used approximately $44,655 of cash for operating activities in the six months ended June 30, 2018, as compared to provided $340,252 of cash for operating activities in the six months ended June 30, 2017. This resulted in a decrease in cash used in operating activities of $295,597. The expenses consisted of filing fees, professional fees and other general expenses.

Cash Used In Investing Activities

The Company uses approximately $nil of cash for investing activities in the six months ended June 30, 2018 as compared to use $nil of cash for investing activities in the six months ended June 30, 2017.

Cash Used in Financing Activities

Financing activities in the six months ended June 30, 2018, provided $421,077 of cash as compared to $256,753 of cash provided by the six months ended June 30, 2017. The Company did not incur any debt issuance costs in 2018.

Liquidity and Capital Resources

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

For the six months ended June 30, 2018, the Company issued 4,112,915 shares of common stock to 86 separate foreign shareholders, pursuant to a private placement of common stock exempt from registration under Regulation S of the Securities Act of 1933, for an aggregate value of $$277,665.

As of June 30, 2018, there were 28,571,672 shares of common stock issued and outstanding.

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

ECO ENERGY TECH ASIA, LTD. (Registrant)

Signature	Title	Date

/s/ Yuen May Cheung
Yuen May Cheung	Chief Executive Officer	August 14, 2018
Principal Executive Officer

/s/ Philip K.H. Chan	Chief Financial Officer	August 14, 2018
Philip K.H. Chan	Principal Financial Officer