Form 10-K
period 2018-12-31
ECO ENERGY TECH ASIA, LTD
filed 2019-04-16
CIK 1650505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Approximately $1,340,027.

As of April 12, 2019, there were outstanding 50,567,054 shares of the registrant’s common stock, par value $0.001 per share.

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

PART I

ITEM 1.	BUSINESS

Overview

Eco Energy Tech Asia, Ltd. (the “Company” “we” or “us”) is a development stage company. We were incorporated under the laws of the state of Nevada on January 20, 2015. To date we have not generated any revenues. We have developed a proprietary growing system that designs and builds custom biodomes ranging in size appropriate for global commercial agricultural concerns as well as small local producers; delivering greater yields per meter than traditional single level greenhouse operations resulting from our multi-tier/multi-level growing system which permits us to grow a greater number of plants. Our fiscal year end is December 31.

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

Property and Facilities

Our Hong Kong business office is located at Unit 503, 5F Silvercord Tower 2, 30 Canton Road, TST, Kowloon, Hong Kong.  This office is provided to us by our Chief Executive Officer, President and Director, Yuen May Cheung, at no cost to our Company. Through our Canadian subsidiary, 7582919 Canada Inc., we own a parcel of land at 4174 184th Street, Surrey, British Columbia, Canada (the “Land”). On July 5, 2017, 7582919 Canada, Inc. (“7582919”), a subsidiary of the Company, consummated the sale of a parcel of real property located at 4174 184th St., Surrey, British Columbia V3Z 1B7, Canada. The purchase price was $1,650,000 (CN). 7582919 received $1,000,868.70 (CN) after deduction for payment of the outstanding mortgage, real estate commissions, and other related closing expenses.

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

Year Ended December 31, 2017	High	Low
Quarter ended March 31, 2017	$8.00	$8.00
Quarter ended June 30, 2017	$8.00	$1.70
Quarter ended September 30, 2017	$2.80	$0.38
Quarter ended December 31, 2017	$0.60	$0.06
Year Ended December 31, 2018
Quarter ended March 31, 2018	$0.17	$0.052
Quarter ended June 30, 2018	$0.18	$0.021
Quarter ended September 30, 2018	$0.059	$0.0225
Quarter ended December 31, 2018	$0.04	$0.022

The last reported bid price of our common stock on the OTCQB on April 12, 2019, was $0.04.

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

Equity Compensation Plan Information

None

 Recent Sales of Unregistered Securities

(a)
During the year ended December 31, 2018, the Company issued 8,108,297 shares of common stock for proceeds of $704,002.

(b)
On July 1, 2018, the Company issued 10,000,000 shares of common stock with a fair value of $410,000 to settle $500,000 owed to the President of the Company. This resulted in a gain on settlement of debt of $90,000.

(c)
On September 13, 2018, the Company issued 8,000,000 shares of common stock with a fair value of $416,000 to settle $300,000 owed to the President of the Company. This resulted in a loss on settlement of debt of $116,000.

(d)
During the year ended December 31, 2017, the Company issued 24,458,757 shares of common stock for proceeds of $1,408,834.

All investors were non-US residents and the issuances were issued in a private placement exempt from registration pursuant to Regulation S under the Securities Act of 1933.

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

We are a development stage company that has generated no revenues and has had limited operations to date. From January 20, 2015 (date of inception) to December 31, 2018, we have incurred accumulated net losses of $5,620,946. As of December 31, 2018, we had $97,118 in current assets and current liabilities of $3,493,602. Through December 31, 2018, we have issued an aggregate of 50,567,054 shares of our common stock since our inception. We issued 20,000,000 shares of our common stock pursuant to the Share Exchange Agreement on February 27, 2015, and we issued a total of 650,000 shares to 41 separate foreign shareholders on April 24, 2015, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, for total proceeds of approximately $6,500. On May 20, 2016, we issued 1,021,600 shares of our common stock to five foreign (5) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $0.10 per share, for an aggregate value of $102,160. On May 31, 2017, the Company issued 6,930 shares of common stock to ten foreign (10) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $6,930. On July 5, 2017, July 18, 2017, August 1, 2017, August 18, 2017 and September 1, 2017, the Company issued 21,110 shares, 60,250 shares, 310,751 shares, 2,000 shares and 70,440 shares respectively of common stock to total thirty-six foreign (36) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $464,551. On October 1 and November 1, 2017, the Company issued 1,661,188 shares and 654,488 shares respectively of common stock to total one hundred and thirty-one foreign (131) shareholders, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, at a price of $1.00 per share, value of $843,283. During the year ended December 31, 2018, the Company issued 8,108,297 shares of common stock for proceeds of $704,002. On July 1, 2018, the Company issued 10,000,000 shares of common stock with a fair value of $410,000 to settle $500,000 owed to the President of the Company. This resulted in a gain on settlement of debt of $90,000. On September 13, 2018, the Company issued 8,000,000 shares of common stock with a fair value of $416,000 to settle $300,000 owed to the President of the Company. This resulted in a loss on settlement of debt of $116,000.

As of December 31, 2018, there were 50,567,054 shares of common stock issued and outstanding.

On July 5, 2017, 7582919 Canada, Inc. (“7582919”), a subsidiary of the Company, consummated the sale of a parcel of real property located at 4174 184th St., Surrey, British Columbia V3Z 1B7, Canada. The purchase price was $1,650,000 (CN). 7582919 received $1,000,868.70 (CN) equivalent to $1,261,984 and got a gain on disposal of $670,915 after deduction for payment of the outstanding mortgage, real estate commissions and other related closing expenses.

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

Liquidity and Results of Operations

Comparison of the Years Ended Results – For the Years Ended December 31, 2017 and December 31, 2018

For the year ended December 31, 2018, the Company had a net loss of $109,795 compared to net income of $54,143 for the year ended December 31, 2017. The net income in 2017 is attributable to the gain on sale of property and equipment of $678,032 which was offset by higher general administrative expenses.

Expenses

Total expenses decreased to $85,297 for the year ended December 31,2018, as compared to $608,011 for the year ended December 31,2017. The decrease were primarily due to the Company having minimal operations in the current year as it had sold its land and building in the prior year.

Liquidity and Capital Resources

As at December 31, 2018, the Company had cash of $97,118 as compared to cash of $583,950 as at December 31, 2017. The Company had a working capital deficit of $3,493,602 as at December 31, 2018, The Company had a working capital deficit of $5,129,558 as at December 31, 2017. The decrease in working capital deficit as at December 31, 2018, as compared to December 31, 2017, was primarily due to the settlement and repayment of related party debt. The Company believes it has insufficient cash resources to meet its liquidity requirements for the next twelve months.

Cash used in Operating Activities

The Company used approximately $1,407,363 of cash for operating activities in the year ended December 31, 2018 as compared to use $1,404,930 of cash for operating activities in the year ended December 31, 2017.

Cash provided by Investing Activities

The Company had $nil cash provided by investing activities in the year ended December 31, 2018 as compared to $1,275,372 in cash provided by investing activities in the year ended December 31, 2017. The Company sold the land and building on July 5, 2017.

Cash (Used in) Provided by Financing Activities

Financing activities in the year ended December 31, 2018, provided $704,002 in cash as compared to $585,317 of net cash in the year ended December 31, 2017.

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

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying consolidated financial statements expressing substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable

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

On March 13, 2019, we dismissed Centurion ZD CPA & Co. ("Centurion") as the Company’s independent registered public accounting firm.

On March 13, 2019, the Company appointed Saturna Group Chartered Professional Accountants LLP (“Saturna”) as independent registered public accounting firm for the Company’s fiscal year ended December 31, 2018.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018 due to the factors stated below.

Management assessed the effectiveness of our company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

-	Lack of proper segregation of duties due to limited personnel;
-	Lack of a formal review process that includes multiple levels of review from adequate personnel with requisite expertise.
-	Lack of written policies and procedures for accounting and financial reporting.

We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will: (1) continue to use third party specialists to address shortfalls in staffing and to assist our company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel, and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

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

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and position of each of our directors and executive officers are as follows:

Name	Age	Position

Yuen May Cheung	53	Chief Executive Officer, President and Director

Philip K.H. Chan	42	Chief Financial Officer (Appointed March 16, 2016)

Tom Colclough	64	Chief Operating Officer

Yuen May Cheung, Age 53, Chief Executive Officer, President and Director

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

Philip K.H. Chan, Age 42, Chief Financial Officer

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

Tom Colclough, Age 64, Chief Operating Officer

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

Outstanding Equity Awards at 2018 Fiscal Year-End

We do not currently have a stock option plan or any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception; accordingly, none were outstanding at December 31, 2018.

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

The percentage ownership information shown in the table below is calculated based on 50,567,054 shares of our common stock issued and outstanding as of the date of this Annual Report. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of Class of Beneficial Ownership	Name of Beneficial Owner	Amount and Nature	Percentage of Class
Common Stock	Yuen May Cheung, Chief Executive Officer, President and Director	29,000,000 (D)	57.35%

Common Stock	Philip K.H. Chan	70,000 (D)	0.138%
All officers and directors as a group		29,070,000	57.49%

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

We do not have any issued and outstanding securities that are convertible into common stock. None of our stockholders are entitled to registration rights.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 1, 2018, the Company issued 10,000,000 shares of common stock with a fair value of $410,000 to settle $500,000 owed to the President of the Company. This resulted in a gain on settlement of debt of $90,000.

On September 13, 2018, the Company issued 8,000,000 shares of common stock with a fair value of $416,000 to settle $300,000 owed to the President of the Company. This resulted in a loss on settlement of debt of $116,000.

As at December 31, 2018, the Company owed $3,511,058 (2017 – $5,631,669) to the President of the Company which is non-interest bearing, unsecured, and due on demand.

As at December 31, 2018, the Company owed $73,292 (2017 - $79,536) to the brother of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We were billed by our former independent public accounting firm, Saturna Group Chartered Professional Accountants LLP, for the following professional services they performed for us during the year ended December 31, 2018, and Centurion ZD CPA & Co, for the following professional services they performed for us during the year ended December 31, 2017 as set forth in the table below.

	Year Ended December 31,
	2018	2017

Audit fees	$8,000	$43,000
Audit-related fees	–	–
Tax fees	–	–
All other fees	–	$800

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

ECO ENERGY TECH ASIA, LTD.

Dated: April 15, 2019	By:	/s/ Yuen May Cheung
Yuen May Cheung
President and Chief Executive Officer

Dated: April 15, 2019	By:	/s/ Philip K.H. Chan
Philip K.H. Chan
Chief Financial Officer

Signature	Title	Date

/s/ Yuen May Cheung	President and Chief Executive Officer (Principal Executive Officer) and Director	April 15, 2019
Yuen May Cheung

/s/ Philip K.H. Chan	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2019
Philip K.H. Chan

ECO ENERGY TECH ASIA, LTD. Consolidated Financial Statements Years Ended December 31, 2018 and 2017 (Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Eco Energy Tech Asia, Ltd.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Eco Energy Tech Asia, Ltd. (the “Company”) as of December 31, 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended and related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2018, and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit, and has incurred significant operating losses and negative cash flows from operations since inception. As at December 31, 2018, the Company has not generated any revenues, has a working capital deficit of $3,493,602, and has an accumulated deficit of $5,620,946. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

We have served as the Company’s auditor since 2019

Vancouver, Canada

April 12, 2019

ECO ENERGY TECH ASIA, LTD.
Consolidated statements of financial position
(Expressed in U.S. dollars)

	December 31, 2018 $	December 31, 2017 $

Assets

Current assets

Cash	97,118	583,950

Total assets	97,118	583,950

Liabilities

Current liabilities

Accounts payable and accrued liabilities	6,370	2,303
Due to related parties (Note 3)	3,584,350	5,711,205

Total liabilities	3,590,720	5,713,508

Nature of operations and continuance of business (Note 1)

Stockholders’ deficit

Common stock, 75,000,000 shares authorized, $0.0001 par value 50,567,054 (2017 – 24,458,757) shares issued and outstanding	50,567	24,459
Additional paid-in capital	2,907,384	1,403,490
Accumulated other comprehensive income	714,858	498,329
Deficit	(5,620,946)	(5,511,151)

Total Eco Energy Tech Asia, Ltd. stockholders’ deficit	(1,948,137)	(3,584,873)

Non-controlling interest	(1,545,465)	(1,544,685)

Total stockholders’ deficit	(3,493,602)	(5,129,558)

Total liabilities and stockholders’ deficit	97,118	583,950

(The accompanying notes are an integral part of these consolidated financial statements)

ECO ENERGY TECH ASIA, LTD.
Consolidated statements of operations and comprehensive loss
(Expressed in U.S. dollars)

	Year ended December 31, 2018 $	Year ended December 31, 2017 $

Expenses

General and administrative	85,297	608,011

Total expenses	85,297	608,011

Loss before other income (expense)	(85,297)	(608,011)

Other income (expense)

Gain on disposal of property and equipment (Note 3)	–	678,032
Loss on settlement of related party debt (Note 5)	(26,000)	–
Interest expense	–	(7,725)
Interest income	722	1,157

Total other income (expense)	(25,278)	671,464

Net loss	(110,575)	63,453

Loss (income) attributable to non-controlling interest	780	(9,310)

Net income (loss) attributable to Eco Energy Tech Asia, Ltd..	(109,795)	54,143

Other comprehensive income

Foreign currency translation gain	216,529	47,232

Comprehensive income for the year	106,734	101,375

Earnings (loss) per share attributable to Eco Energy Tech Asia, Ltd., basic and diluted	–	–

Weighted average shares outstanding used in the calculation of net income (loss) attributable to Eco Energy Tech Asia, Ltd. per common share	36,865,016	22,396,343

(The accompanying notes are an integral part of these consolidated financial statements)

ECO ENERGY TECH ASIA, LTD.
Consolidated statements of stockholders’ deficit
(Expressed in U.S. dollars)

	Common stock
	Number of shares	Amount $	Additional paid-in capital $	Accumulated other comprehensive income $	Deficit $	Non-controlling interest $	Total stockholders’ deficit $

Balance, December 31, 2016	21,671,600	21,672	192,019	451,097	(5,564,294)	(1,553,995)	(6,454,501)

Common stock issued for cash	2,787,157	2,787	1,211,471	–	–	–	1,214,258

Foreign currency translation adjustment	–	–	–	47,232	–	–	47,232

Net income for the year	–	–	–	–	54,143	9,310	63,453

Balance, December 31, 2017	24,458,757	24,459	1,403,490	498,329	(5,511,151)	(1,544,685)	(5,129,558)

Common stock issued for cash	8,108,297	8,108	695,894	–	–	–	704,002

Common stock issued to settle related party debt	18,000,000	18,000	808,000	–	–	–	826,000

Foreign currency translation adjustment	–	–	–	216,529	–	–	216,529

Net loss for the year	–	–	–	–	(109,795)	(780)	(110,575)

Balance, December 31, 2018	50,567,054	50,567	2,907,384	714,858	(5,620,946)	(1,545,465)	(3,493,602)

(The accompanying notes are an integral part of these consolidated financial statements)

ECO ENERGY TECH ASIA, LTD.
Consolidated statements of cash flows
(Expressed in U.S. dollars)

	Year ended December 31, 2018 $	Year ended December 31, 2017 $

Operating activities

Net income (loss)	(110,575)	63,453

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	10,480
Gain on disposal of property and equipment	–	(678,032)
Loss on settlement of related party debt	26,000	–

Changes in operating assets and liabilities:
Prepaid expenses	–	461
Accounts payable and accrued liabilities	4,067	(11,634)
Due to related parties	(1,326,855)	(789,658)

Net cash used in operating activities	(1,407,363)	(1,404,930)

Investing activities

Proceeds from disposal of property and equipment	–	1,275,372

Net cash provided by investing activities	–	1,275,372

Financing activities

Repayment of loans payable	–	(628,941)
Proceeds from common stock issued	704,002	1,214,258

Net cash used in financing activities	704,002	585,317

Effect of foreign exchange rate changes on cash	216,529	15,268

Change in cash	(486,832)	471,027

Cash, beginning of year	583,950	112,923

Cash, end of year	97,118	583,950

Non-cash investing and financing activities:
Common stock issued to settle related party debt	826,000	–

Supplemental disclosures:
Interest paid	–	7,725
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

ECO ENERGY TECH ASIA, LTD.
Notes to the consolidated financial statements
Years ended December 31, 2018 and 2017
(Expressed in U.S. dollars)

1.
NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

Eco Energy Tech Asia, Ltd. (the “Company”) was incorporated in the State of Nevada January 20, 2015.

On February 27, 2015, the Company entered into a share exchange agreement with Eco Energy Tech Asia Limited (“EETA”) to issue 20,000,000 shares of its common stock to the shareholder of EETA in exchange for 100% of the EETA shares owned by the shareholder. Upon the closing of the share exchange agreement, EETA became a wholly-owned subsidiary of the Company. EETA was incorporated under the laws of Hong Kong on December 27, 2012. The wholly-owned subsidiary of EETA, 3986489 Canada Inc. (“3CI”) was incorporated in British Columbia, Canada on December 17, 2001. 3CI acquired a 60% equity interest in 7582919 Canada Inc. (“7CI”) on June 21, 2014. EETA and 3CI are engaged in investment holdings. 7CI was incorporated in British Columbia, Canada on June 21, 2010. The initial name was Renergy Foods Canada Inc. On March 6, 2012, Renergy Foods Canada Inc. changed its name to NuAgri, Inc. On October 1, 2013, NuAgri, Inc. changed its name to 7582919 Canada Inc. 7CI is engaged in developing a proprietary growing system that designs and builds custom biodomes ranging in size appropriate for global commercial agricultural concerns as well as small local producers. On June 30, 2016, 3CI further acquired the equity interests of 7CI from 83.48% to 92.4%.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2018, the Company has not generated any revenues, has a working capital deficit of $3,493,602, and has an accumulated deficit of $5,620,946. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.
SIGNIFICANT ACCOUNTING POLICIES

(a)
Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EETA and 3CT, and 92.4% owned subsidiary 7CI. All inter-company accounts and transactions have been eliminated on consolidation.

(b)
Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to fair value of stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

ECO ENERGY TECH ASIA, LTD.
Notes to the consolidated financial statements
Years ended December 31, 2018 and 2017
(Expressed in U.S. dollars)

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)

(c)
Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(d)
Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided annually at rates and methods over their estimated useful lives. Management reviews the estimates of useful lives of the assets every year and adjusts them on prospective basis, if needed.

(e)
Long-Lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

(f)
Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company has not recorded any amounts pertaining to uncertain tax positions.

(g)
Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

ECO ENERGY TECH ASIA, LTD.
Notes to the consolidated financial statements
Years ended December 31, 2018 and 2017
(Expressed in U.S. dollars)

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)

(h)
Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. The functional currency of EETA is the Hong Kong dollar. The functional currency of CI is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

The assets and liabilities of EETA and CI are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Revenue and expenses are translated using the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income (loss).

(i)
Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

ECO ENERGY TECH ASIA, LTD.
Notes to the consolidated financial statements
Years ended December 31, 2018 and 2017
(Expressed in U.S. dollars)

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)

(j)
Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

(k)
Comprehensive Loss

Comprehensive loss consists of net loss and other related gains and losses affecting stockholders’ equity that are excluded from net income or loss. As at December 31, 2018 and 2017, comprehensive loss includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

(l)
Recent Accounting Pronouncements

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. The adoption of this standard will not have any impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued guidance to improve the effectiveness of fair value measurement disclosures by removing or modifying certain disclosure requirements and adding other requirements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Certain amendments should be applied prospectively, while all other amendments should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of the new guidance.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ECO ENERGY TECH ASIA, LTD.
Notes to the consolidated financial statements
Years ended December 31, 2018 and 2017
(Expressed in U.S. dollars)

3.
PROPERTY AND EQUIPMENT

On July 5, 2017, the Company sold its property and equipment for $1,275,372 which resulted in a gain of $678,032.

4.
RELATED PARTY TRANSACTIONS

(a)
As at December 31, 2018, the Company owed $3,511,058 (2017 – $5,631,669) to the President of the Company which is non-interest bearing, unsecured, and due on demand.

(b)
As at December 31, 2018, the Company owed $73,292 (2017 - $79,536) to the brother of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

5.
COMMON STOCK

(a)
During the year ended December 31, 2018, the Company issued 8,108,297 shares of common stock for proceeds of $704,002.

(b)
On July 1, 2018, the Company issued 10,000,000 shares of common stock with a fair value of $410,000 to settle $500,000 owed to the President of the Company. This resulted in a gain on settlement of debt of $90,000.

(c)
On September 13, 2018, the Company issued 8,000,000 shares of common stock with a fair value of $416,000 to settle $300,000 owed to the President of the Company. This resulted in a loss on settlement of debt of $116,000.

(d)
During the year ended December 31, 2017, the Company issued 24,458,757 shares of common stock for proceeds of $1,408,834.

6.
INCOME TAXES

The Company has net operating losses carried forward of $6,158,210 available to offset taxable income in future years which commence expiring in the year 2033.

The Company is subject to United States federal and state income taxes at an approximate rate of 21% (2017 - 35%). The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2018 $	2017 $

Net income (loss) before income taxes	(110,575)	63,453
Statutory income tax rate	21%	35%

Expected income tax provision (recovery)	(23,221)	22,209
Change in enacted tax rate	–	846,669
Change in valuation allowance	23,221	(868,878)

Income tax provision	–	–

ECO ENERGY TECH ASIA, LTD.
Notes to the consolidated financial statements
Years ended December 31, 2018 and 2017
(Expressed in U.S. dollars)

6.
INCOME TAXES (continued)

The significant components of deferred income tax assets and liabilities as at December 31, 2018 and 2017 are as follows:

	2018 $	2017 $

Net operating losses carried forward	1,293,224	1,270,003
Valuation allowance	(1,293,224)	(1,270,003)

Net deferred income tax asset	–	–

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Act"). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018. As a result of the rate reduction, the Company has reduced the deferred tax asset balance as of December 31, 2017 by $846,669. Due to the Company's full valuation allowance position, there was no net impact on the Company's income tax provision at December 31, 2017 as the reduction in the deferred tax asset balance was fully offset by a corresponding decrease in the valuation allowance.

In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities at December 31, 2017. There was no net impact on the Company's consolidated financial statements for the year ended December 31, 2017 as the corresponding adjustment was made to the valuation allowance. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act.