Form 10-Q
period 2019-03-31
ECO ENERGY TECH ASIA, LTD
filed 2019-05-20
CIK 1650505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

As of the date of filing of this report, there were outstanding 53,942,654 shares of the issuer’s common stock, par value $0.001 per share.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that can be expected for the year ended December 31, 2018.

ECO ENERGY TECH ASIA, LTD.
Condensed Consolidated Financial Statements
Three Months Ended March 31, 2019 and 2018
(Expressed in U.S. dollars)
(unaudited)

CONTENTS

Condensed Consolidated Statements of Financial Position as of March 31, 2019 (unaudited) and December 31, 2018	F-2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2019 and 2018	F-3

Unaudited Condensed Consolidated Statements of Shareholders' Deficit for the Three Months Ended March 31, 2019 and 2018	F-4

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2019 and 2018	F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-6 to F-7

ECO ENERGY TECH ASIA, LTD.
Condensed consolidated statements of financial position
(Expressed in U.S. dollars)

	March 31, 2019 $	December 31, 2018 $
	(unaudited)

Assets

Current assets

Cash	146,281	97,118

Total assets	146,281	97,118

Liabilities

Current liabilities

Accounts payable and accrued liabilities	39,107	6,370
Due to related parties (Note 3)	3,553,807	3,584,350

Total liabilities	3,592,914	3,590,720

Nature of operations and continuance of business (Note 1)
Subsequent event (Note 5)

Stockholders’ deficit

Common stock, 75,000,000 shares authorized, $0.0001 par value 53,942,654 (2018 –50,567,054) shares issued and outstanding	53,943	50,567
Additional paid-in capital	3,012,638	2,907,384
Share subscriptions received	59,241	–
Share subscriptions receivable	(5,400)	–
Accumulated other comprehensive income	734,710	714,858
Deficit	(5,756,296)	(5,620,946)

Total Eco Energy Tech Asia, Ltd. stockholders’ deficit	(1,901,164)	(1,948,137)

Non-controlling interest	(1,545,469)	(1,545,465)

Total stockholders’ deficit	(3,446,633)	(3,493,602)

Total liabilities and stockholders’ deficit	146,281	97,118

(The accompanying notes are an integral part of these condensed consolidated financial statements)

ECO ENERGY TECH ASIA, LTD.
Condensed consolidated statements of operations and comprehensive loss
(Expressed in U.S. dollars)
(unaudited)

	Three months ended March 31, 2019 $	Three months ended March 31, 2018 $

Expenses

General and administrative	135,354	35,070

Total expenses	135,354	35,070

Net loss	(135,354)	(35,070)

Loss attributable to non-controlling interest	4	794

Net loss attributable to Eco Energy Tech Asia, Ltd..	(135,350)	(34,276)

Comprehensive income (loss)

Foreign currency translation gain (loss)	19,852	(53,849)

Comprehensive loss for the period	(115,498)	(88,125)

Loss per share attributable to Eco Energy Tech Asia, Ltd., basic and diluted	–	–

Weighted average shares outstanding used in the calculation of net loss attributable to Eco Energy Tech Asia, Ltd. per common share	52,709,471	25,806,967

(The accompanying notes are an integral part of these condensed consolidated financial statements)

ECO ENERGY TECH ASIA, LTD.
Condensed consolidated statements of stockholders’ deficit
(Expressed in U.S. dollars)
(unaudited)

	Common stock
	Number of shares	Amount $	Additional paid-in capital $	Share subscriptions received $	Share subscriptions receivable $	Accumulated other comprehensive income $	Deficit $	Non-controlling interest $	Total stockholders’ deficit $

Balance, December 31, 2018	50,567,054	50,567	2,907,384	–	–	714,858	(5,620,946)	(1,545,465)	(3,493,602)

Common stock issued for cash	3,375,600	3,376	105,254	–	(5,400)	–	–	–	103,230

Share subscriptions received	–	–	–	59,241	–	–	–	–	59,241

Foreign currency translation gain	–	–	–	–	–	19,852	–	–	19,852

Net loss for the period	–	–	–	–	–	–	(135,350)	(4)	(135,354)

Balance, March 31, 2019	53,942,654	53,943	3,012,638	59,241	(5,400)	734,710	(5,756,296)	(1,545,469)	(3,446,633)

Balance, December 31, 2017	24,458,757	24,459	1,403,490	–	–	498,329	(5,511,151)	(1,544,685)	(5,129,558)

Common stock issued for cash	1,420,381	1,420	140,618	–	–	–	–	–	142,038

Share subscriptions receivable	–	–	–	–	–	–	–	–	–

Share subscriptions received	–	–	–	–	–	–	–	–	–

Foreign currency translation loss	–	–	–	–	–	(53,849)	–	–	(53,849)

Net loss for the period	–	–	–	–	–	–	(34,276)	(794)	(35,070)

Balance, March 31, 2018	25,879,138	25,879	1,544,108	–		444,480	(5,545,427)	(1,545,479)	(5,076,439)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

ECO ENERGY TECH ASIA, LTD.
Condensed consolidated statements of cash flows
(Expressed in U.S. dollars)
(Unaudited)

	Three months ended March 31, 2019 $	Three months ended March 31, 2018 $

Operating activities

Net loss	(135,354)	(35,070)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	32,737	2,300
Due to related parties	(30,543)	(60,761)

Net cash used in operating activities	(133,160)	(93,531)

Financing activities

Proceeds from issuance of common shares / share subscriptions received	162,471	142,038

Net cash provided by financing activities	162,471	142,038

Effect of foreign exchange rate changes on cash	19,852	(14,289)

Change in cash	49,163	34,218

Cash, beginning of period	97,118	583,950

Cash, end of period	146,281	618,168

Supplemental disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

ECO ENERGY TECH ASIA, LTD.
Notes to the condensed consolidated financial statements
Three months ended March 31, 2019 and 2018
(Expressed in U.S. dollars)
(unaudited)

1.
NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

Eco Energy Tech Asia, Ltd. (the “Company”) was incorporated in the State of Nevada January 20, 2015.

The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2019, the Company has not generated any revenues, has a working capital deficit of $3,446,633, and has an accumulated deficit of $5,756,296. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.
SIGNIFICANT ACCOUNTING POLICIES

(a)
Basis of Presentation and Consolidation

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EETA and 3CT, and 92.4% owned subsidiary 7CI. All inter-company balances and transactions have been eliminated on consolidation.

(b)
Recent Accounting Pronouncements

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. The adoption of this standard did not have any impact on the Company’s consolidated financial statements.

ECO ENERGY TECH ASIA, LTD.
Notes to the condensed consolidated financial statements
Three months ended March 31, 2019 and 2018
(Expressed in U.S. dollars)
(unaudited)

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)
Recent Accounting Pronouncements (continued)

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

3.
RELATED PARTY TRANSACTIONS

(a)
As at March 31, 2019, the Company owed $3,478,957 (December 31, 2018 – $3,511,058) to the President of the Company which is non-interest bearing, unsecured, and due on demand.

(b)
As at March 31, 2019, the Company owed $74,850 (December 31, 2018 - $73,292) to the brother of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

4.
COMMON STOCK

During the three months ended March 31, 2019, the Company issued 3,375,600 shares of common stock for proceeds of $108,629.

5.
SUBSQUENT EVENT

Subsequent to March 31, 2019, the Company received share subscription proceeds of $35,742.

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

Plan of Operations

Company Summary

Eco Energy Tech Asia, Ltd. is a development stage company. We were incorporated under the laws of the state of Nevada on January 20, 2015. Our fiscal year end is December 31.

Our business offices are currently located at Unit 503, 5/F Silvercord Tower 2, 30 Canton Road TST, Kowloon, Hong Kong. Our telephone number is (852) 91235575.

We have three executive officers, Yuen May Cheung, our Chief Executive Officer and President, Philip K.H. Chan, our Chief Financial Officer, and Thomas Colclough, our Chief Operating Officer. Yuen May Cheung is our sole Director.

We are a development stage company that has generated no revenues and has had limited operations to date. From January 20, 2015 (date of inception) to March 31, 2019, we have incurred accumulated net losses of $5,756,296. As of March 31, 2019, we had $146,281 in current assets and current liabilities of $3,592,914. Through March 31, 2019, we have issued an aggregate of 53,942,654 shares of our common stock since our inception.

On July 5, 2017, 7582919 Canada, Inc. (“7582919”), a subsidiary of the Company, consummated the sale of a parcel of real property located at 4174 184th Street, Surrey, British Columbia, Canada, V3Z 1B7. The purchase price was $1,650,000 (CN). 7582919 received $1,000,868.70 (CN) equivalent to $1,275,372, and got a gain on disposal of $678,032 after deduction for payment of the outstanding mortgage, real estate commissions and other related closing expenses.

Our Business

Eco Energy Tech Asia, Ltd. was initially established as a technological solution providing enterprise, through intense research and development, a proprietary growing system that builds and develops custom biodomes with diverse sizes for global agricultural use, especially for the smallholder farmers. This innovative product promises greater agriproduct returns over the conventional single level greenhouse operations. This operation permits multistage/multi-phase planting systems which encourages growing and monitoring diverse plants. Furthermore, this connotes our anticipation and preparation for the Connected Crop Solution in 2019 where Digital Agricultural Ecosystem is feasible.

As of 2019, we have diversified into the creation of two major innovative advancements in the market through the combination of digital technologies such big data analytics, Internet of Things (IoT), visualization capabilities and more informed knowledge concerning the industry to AIFarm Digital Agriculture Service and Aifarm Connected Crop Solution. The essence of this towards the advancement of large-scale agricultural production.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The farmers are better enhanced using AiFarm Digital Agriculture Service to collect and cross-correlate a number of data in an attempt to help them in making an informed and efficient business operation decisions so that ROI can be achieved and improved agricultural product.

Our product, AiFarm Connected, is essential especially for Crop Solution farmers in developing countries, who consist of a majorly of small scale farmers, as it will encourage the productivity of the field agents through the efforts of agro-input providers as a result of the production of improved fertilizers, pesticides, and seed rates, which would be customized for each farmer per their land needs. This is with the ultimate goal of improving productivity.

For the farmers to be in tandem with the latest informational update, we anticipate to design and implement two technologies – IoT and drones for synchronous data exchange between the systems.

Expenditures

The following chart provides an overview of our budgeted expenditures by significant area of activity over the next twelve (12) months, assuming we are able to attract sufficient debt or equity financing. There can be no assurance that we will be able to attract financing and we may be required to scale back operations accordingly.

The following table outlines the planned use of working capital and does not take Inventory expenses into account. If we are able to attract sufficient debt or equity financing and are successful in securing manufacturing facilities for Drones Design and are able to secure orders, we will need to secure inventory financing. There can be no assurance that such financing will be available to us, and our inability to obtain such financing would materially impact our ability to execute our business plan as outlined in this Report.

	Months 1-3	Months 2-6	Months 7-9	Months 10-12	Total
Loans	$5,000	$5,000	$5,000	$5,000	$20,000
Supplies	$20,000	$20,000	$20,000	$20,000	$80,000
Utilities	$12,000	$15,000	$17,000	$20,000	$64,000
Accounting	$5,000	$5,000	$5,000	$10,000	$25,000
Legal	$10,000	$10,000	$10,000	$10,000	$40,000
Auditing	$5,000	$5,000	$5,000	$10,000	$25,000
CFO	$15,000	$15,000	$15,000	$15,000	$60,000
VP Sales	$18,000	$21,000	$21,000	$21,000	$81,000
Consulting	$10,000	$10,000	$10,000	$10,000	$40,000
Project Management	$12,000	$12,000	$12,000	$12,000	$48,000
Product Development	$50,000	$40,000	$40,000	$40,000	$170,000
Engineering	$30,000	$30,000	$15,000	$15,000	$90,000
Mechanical	$50,000	$50,000	$30,000	$30,000	$160,000
Electrical	$30,000	$40,000	$40,000	$50,000	$160,000
Software	$30,000	$40,000	$50,000	$60,000	$180,000
Marketing	$30,000	$30,000	$40,000	$40,000	$140,000
Advertising	$50,000	$80,000	$100,000	$150,000	$380,000
Promotion	$50,000	$60,000	$80,000	$120,000	$310,000
Investor Relations	$60,000	$80,000	$100,000	$150,000	$390,000
Total Expenditures	$562,000	$648,000	$705,000	$878,000	$2,793,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Milestones

Months 1 through 3

During the first three (3) months we plan to:

●
Shift our office of operation from China to USA
●
As the first phase of operation, the development of agricultural ecosystem would be prioritized.
●
There would be a development of new and responsive website - cropest.com
●
There would be tendering of the application of Cropest TM as a trademark in North America for its approval.
●
There would be a development of website and mobile app while in the USA through outsourcing and entering into a contract with a software developing company.
●
There would be the design and manufacturing of two farm IoT products. They are drone and weather station devices. An industrial engineer will be hired as the production manager.

Months 4 through 6

During the following three (3) months, we expect to achieve the following:

●
Completion of the USA administrative office by hiring competent staffs to have a team.
●
The commencement of the second phase of the development of the agriculture ecosystem.
●
The new website of our company, Cropest would be launched.
●
The new website of our company, Drones would be launched.
●
For the second phase of the project, we are going into partnership with AI engineering firm towards the development of mobile app and websites.
●
Weather station device and moisture soil system would be developed for the two Farm IoT products.

Months 7 through 9

During the following three (3) months, we expect to achieve the following:

●
Complete the first stage of Cropest and Drones web site and app development
●
Ensure that the second phase of the development of Cropest ecosystem is achieved
●
Ensure that the analysis garnered from the system, Cropest is tested in terms of its functionality
●
Testing on the software system of DronesEnsure that the entire network around the globe could be accessed. It is noteworthy to state that there are over 5,000 weather stations that we as a company operate.
●
Ensure that the two Farm IoT products – weather station device and moisture system are developed
●
Ensure that the sales team and well trained in an attempt to maximally function at the first stage of the system

Months 10 through 12

●
Complete the testing of the first phase of Cropest and Drones website and app
●
Towards the development of agricultural ecosystem, in the third phase, there would be artificial intelligence analysis of the system.
●
In a bid to get early feedback and to integrate the necessary ones, more farm owners would be exposed to the demo test in the early state of its development.
●
The commencement of the sales of the Drone system and software, using the online platforms.
●
Complete the development of both Farm IoT products, i.e. the weather station and the moisture system.
●
Aligning the sales team for conference and online marketing to ensure maximum returns

We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans or complete the development and commercialization of our product.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

For the three months ended March 31, 2019, we had a net loss of $135,354 compared to $35,671 for the three months ended March 31, 2018. The increase is mainly due to $115,829 in consulting fees incurred in the current quarter.

Liquidity and Capital Resources

As at March 31, 2019, the Company current assets of $146,281 and current liabilities of $3,592,914 for a working capital deficit of $3,446,633 (December 31, 2018 - $3,493,602).

During the quarter ended March 31, 2019, we received cash of $162,471 for shares issued/share subscriptions received.

We require additional financing to pay for our current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be from raising equity and/or debt financing.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, we have not generated any revenues, have an accumulated deficit of $5,756,296, and have a working capital deficit of $3,446,633 as of March 31, 2019. These factors raise substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The interim consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States necessarily requires management to make estimates and assumptions that affect the amounts reported in the financial statements. We regularly evaluate estimates and judgment based on historical experience and other relevant facts and circumstances. Actual results could differ from those estimates.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flows.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, we concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

ITEM 4.    CONTROLS AND PROCEDURES - continued

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer.

To address the material weaknesses set forth in items (2) and (3) discussed above, management performed additional analyses and other procedures to ensure that the condensed consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented.

This quarterly report does not include an attestation report of our company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s independent registered public accounting firm pursuant to the rules of the SEC that permit our company to provide only the management’s report in this quarterly report.

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

ITEM 2.   RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended March 31, the Company issued 3,375,600 shares of common stock for proceeds of $108,629.

All investors were non-US residents and the issuances were issued in a private placement exempt from registration pursuant to Regulation S under the Securities Act of 1933.

As of March 31, 2019, there were 53,942,654 shares of common stock issued and outstanding.

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

ECO ENERGY TECH ASIA, LTD.

Date: May 20, 2019	By:	/s/ Yuen May Cheung
Yuen May Cheung
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 20, 2019	By:	/s/ Philip K.H. Chan
Philip K.H. Chan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)