Form 10-Q
period 2019-06-30
ECO ENERGY TECH ASIA, LTD
filed 2019-08-19
CIK 1650505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of the date of filing of this report, there were outstanding 56,200,704 shares of the issuer’s common stock, par value $0.001 per share.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that can be expected for the year ended December 31, 2019.

ECO ENERGY TECH ASIA, LTD.
Condensed Consolidated Financial Statements
Three Months Ended June 30, 2019 and 2018
(Expressed in U.S. dollars)
(unaudited)

CONTENTS

Condensed Consolidated Statements of Balance Sheet as of June 30, 2019 (unaudited) and December 31, 2018	F-2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2019 and 2018	F-3

Unaudited Condensed Consolidated Statements of Stockholders' Deficit for the Six Months Ended June 30, 2019 and 2018	F-4

Unaudited Condensed Consolidated Statements of Stockholders' Deficit for the Three Months Ended June 30, 2019 and 2018	F-5

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2019 and 2018	F-6

Notes to Unaudited Condensed Consolidated Financial Statements	F-7 to F-8

ECO ENERGY TECH ASIA, LTD.
Condensed consolidated statements of balance sheet
(Expressed in U.S. dollars)

	June 30, 2019 $	December 31, 2018 $
	(unaudited)

Assets

Current assets

Cash	94,110	97,118

Total assets	94,110	97,118

Liabilities

Current liabilities

Accounts payable and accrued liabilities	10,562	6,370
Due to related parties (Note 3)	3,533,306	3,584,350

Total liabilities	3,543,868	3,590,720

Nature of operations and continuance of business (Note 1)
Subsequent event (Note 5)

Stockholders’ deficit

Common stock, 75,000,000 shares authorized, $0.0001 par value 56,200,704 (2018 –50,567,054) shares issued and outstanding	56,201	50,567
Additional paid-in capital	3,050,187	2,907,384
Share subscriptions received	104,861	–
Share subscriptions receivable	(2,369)	–
Accumulated other comprehensive income	719,582	714,858
Deficit	(5,832,747)	(5,620,946)

Total Eco Energy Tech Asia, Ltd. stockholders’ deficit	(1,904,285)	(1,948,137)

Non-controlling interest	(1,545,473)	(1,545,465)

Total stockholders’ deficit	(3,449,758)	(3,493,602)

Total liabilities and stockholders’ deficit	94,110	97,118

(The accompanying notes are an integral part of these condensed consolidated financial statements)

ECO ENERGY TECH ASIA, LTD.
Condensed consolidated statements of operations and comprehensive loss
(Expressed in U.S. dollars)
	Three months ended June 30, 2019 $	Three months ended June 30, 2018 $	Six months ended June 30, 2019 $	Six months ended June 30, 2018 $

Expenses

General and administrative	76,455	9,585	211,809	44,655

Total expenses	76,455	9,585	211,809	44,655

Net loss	(76,455)	(9,585)	(211,809)	(44,655)

Loss (income) attributable to non-controlling interest	4	(12)	8	782

Net loss attributable to Eco Energy Tech Asia, Ltd.	(76,451)	(9,597)	(211,801)	(43,873)

Comprehensive income (loss)

Foreign currency translation gain (loss)	(15,128)	61,470	4,724	7,621

Comprehensive income (loss) for the period	(91,579)	51,873	(207,077)	(36,252)

Loss per share attributable to Eco Energy Tech Asia, Ltd., basic and diluted	–	–	–	–

Weighted average shares outstanding used in the calculation of net loss attributable to Eco Energy Tech Asia, Ltd. per common share	55,909,385	28,571,672	54,307,401	27,196,657
(unaudited)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

ECO ENERGY TECH ASIA, LTD.
Condensed consolidated statements of stockholders’ deficit
(Expressed in U.S. dollars)
(unaudited)

Six months ended June 30, 2018 and 2019

	Common stock
	Number of shares	Amount $	Additional paid-in capital $	Share subscriptions received $	Share subscriptions receivable $	Accumulated other comprehensive income $	Deficit $	Non-controlling interest $	Total stockholders’ deficit $

Balance, December 31, 2018	50,567,054	50,567	2,907,384	–	–	714,858	(5,620,946)	(1,545,465)	(3,493,602)

Common stock issued for cash	5,633,650	5,634	142,803	–	–	–	–	–	148,437

Share subscriptions received	–	–	–	104,861	–	–	–	–	104,861

Share subscriptions receivable					(2,369)				(2,369)

Foreign currency translation gain	–	–	–	–	–	4,724	–	–	4,724

Net loss for the period	–	–	–	–	–	–	(211,801)	(8)	(211,809)

Balance, June 30, 2019	56,200,704	56,201	3,050,187	104,861	(2,369)	719,582	(5,832,747)	(1,545,473)	(3,449,758)

Balance, December 31, 2017	24,458,757	24,459	1,403,490	–	–	498,329	(5,511,151)	(1,544,685)	(5,129,558)

Common stock issued for cash	4,112,915	4,113	273,552	–	–	–	–	–	277,665

Foreign currency translation loss	–	–	–	–	–	7,621	–	–	7,621

Net loss for the period	–	–	–	–	–	–	(43,873)	(782)	(44,655)

Balance, June 30, 2018	28,571,672	28,572	1,677,042	–	–	505,950	(5,555,024)	(1,545,467)	(4,888,927)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

ECO ENERGY TECH ASIA, LTD.
Condensed consolidated statements of stockholders’ deficit
(Expressed in U.S. dollars)
(unaudited)

Three months ended June 30, 2018 and 2019

	Common stock
	Number of shares	Amount $	Additional paid-in capital $	Share subscriptions received $	Share subscriptions receivable $	Accumulated other comprehensive income $	Deficit $	Non-controlling interest $	Total stockholders’ deficit $

Balance, March 31, 2019	53,942,654	53,943	3,012,638	59,241	(5,400)	734,710	(5,756,296)	(1,545,469)	(3,446,633)

Common stock issued for cash	2,258,050	2,258	37,549	–	–	–	–	–	39,807

Share subscriptions received	–	–	–	45,620	–	–	–	–	45,620

Share subscriptions receivable				–	3,031	–	–	–	3,031

Foreign currency translation loss	–	–	–	–	–	(15,128)	–	–	(15,128)

Net loss for the period	–	–	–	–	–	–	(76,451)	(4)	(76,455)

Balance, June 30, 2019	56,200,704	56,201	3,050,187	104,861	(2,369)	719,582	(5,832,747)	(1,545,473)	(3,449,758)

Balance, March 31, 2018	25,879,138	25,879	1,544,108	–	–	444,480	(5,545,427)	(1,545,479)	(5,076,439)

Common stock issued for cash	2,692,534	2,693	132,934	–	–	–	–	–	135,627

Foreign currency translation gain	–	–	–	–	–	61,470	–	–	61,470

Net loss for the period	–	–	–	–	–	–	(9,597)	12	(9,585)

Balance, June 30, 2018	28,571,672	28,572	1,677,042	–	–	505,950	(5,555,024)	(1,545,467)	(4,888,927)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

ECO ENERGY TECH ASIA, LTD.
Condensed consolidated statements of cash flows
(Expressed in U.S. dollars)
(Unaudited)

	Six months ended June 30, 2019 $	Six months ended June 30, 2018 $

Operating activities

Net loss	(211,809)	(44,655)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,192	–
Due to related parties	(55,276)	(698,742)

Net cash used in operating activities	(262,893)	(743,397)

Financing activities

Proceeds from issuance of common shares / share subscriptions received	250,929	277,665

Net cash provided by financing activities	250,929	277,665

Effect of foreign exchange rate changes on cash	8,956	(9,228)

Change in cash	(3,008)	(474,960)

Cash, beginning of period	97,118	583,950

Cash, end of period	94,110	108,990

Supplemental disclosures:
Interest paid	–	–
Income taxes paid	–	–
(The accompanying notes are an integral part of these condensed consolidated financial statements)

ECO ENERGY TECH ASIA, LTD.
Notes to the condensed consolidated financial statements
Six months ended June 30, 2019 and 2018
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

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2019, the Company has not generated any revenues, has a working capital deficit of $3,449,758, and has an accumulated deficit of $5,832,747. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.
SIGNIFICANT ACCOUNTING POLICIES

(a)
Basis of Presentation and Consolidation

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Eco Energy Tech Asia Limited and 3986489 Canada Inc., and 92.4% owned subsidiary 7582919 Canada Inc. All inter-company balances and transactions have been eliminated on consolidation.

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
Six months ended June 30, 2019 and 2018
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

3.
RELATED PARTY TRANSACTIONS

(a)
As at June 30, 2019, the Company owed $3,456,918 (December 31, 2018 – $3,511,058) to the President of the Company which is non-interest bearing, unsecured, and due on demand.

(b)
As at June 30, 2019, the Company owed $76,388 (December 31, 2018 - $73,292) to the brother of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

4.
COMMON STOCK

During the six months ended June 30, 2019, the Company issued 5,633,650 shares of common stock for proceeds of $148,437.

5.
SUBSQUENT EVENT

Subsequent to June 30, 2019, the Company received share subscriptions proceeds of $80,236.

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

We are a development stage company that has generated no revenues and has had limited operations to date. From January 20, 2015 (date of inception) to June 30, 2019, we have incurred accumulated net losses of $5,832,747. As of June 30, 2019, we had $94,110 in current assets and current liabilities of $3,543,868. Through June 30, 2019, we have issued an aggregate of 56,200,704 shares of our common stock since our inception.

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

	Months 1-3	Months 2-6	Months 7-9	Months 10-12	Total

Loans	$5,000	$5,000	$5,000	$5,000	$20,000
Supplies	$10,000	$10,000	$10,000	$15,000	$45,000
Utilities	$10,000	$13,000	$17,000	$20,000	$60,000
Accounting	$6,000	$8,000	$8,000	$12,000	$34,000
Legal	$12,000	$12,000	$12,000	$12,000	$48,000
Auditing	$6,000	$6,000	$6,000	$10,000	$28,000
CFO	$20,000	$20,000	$20,000	$20,000	$80,000
VP Sales	$32,000	$40,000	$42,000	$45,000	$159,000
Consulting	$30,000	$30,000	$30,000	$30,000	$120,000
Project Management	$12,000	$12,000	$12,000	$12,000	$48,000
Product Development	$50,000	$40,000	$40,000	$40,000	$170,000
Engineering	$20,000	$20,000	$20,000	$20,000	$80,000
Mechanical	$50,000	$50,000	$30,000	$30,000	$160,000
Electrical	$30,000	$40,000	$40,000	$50,000	$160,000
Software	$50,000	$50,000	$30,000	$30,000	$160,000
Marketing	$50,000	$60,000	$70,000	$80,000	$260,000
Advertising	$50,000	$80,000	$100,000	$150,000	$380,000
Promotion	$50,000	$60,000	$80,000	$120,000	$310,000
Investor Relations	$60,000	$80,000	$100,000	$150,000	$390,000
Total Expenditures	$553,000	$636,000	$672,000	$851,000	$2,712,000

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

Liquidity and Results of Operations

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

For the six months ended June 30, 2019, we had a net loss of $211,809 compared to $44,655 for the Six months ended June 30, 2018. The increase is mainly due to $173,985 in consulting fees.

Liquidity and Capital Resources

As at June 30, 2019, the Company current assets of $94,110 and current liabilities of $3,543,868 for a working capital deficit of $3,449,758 (December 31, 2018 - $3,493,602).

During the six months ended June 30, 2019, we received cash of $250,929 for shares issued/share subscriptions received.

We require additional financing to pay for our current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be from raising equity and/or debt financing.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, we have not generated any revenues, have an accumulated deficit of $5,832,747, and have a working capital deficit of $3,449,758 as of June 30, 2019. These factors raise substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The interim consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 2.   RECENT SALES OF UNREGISTERED SECURITIES

For the six months ended June 30, 2019, the Company issued 5,633,650 shares of common stock for proceeds of $148,437.

All investors were non-US residents and the issuances were issued in a private placement exempt from registration pursuant to Regulation S under the Securities Act of 1933.

As of June 30, 2019, there were 56,200,704 shares of common stock issued and outstanding.

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

ECO ENERGY TECH ASIA, LTD.

Date: August 19, 2019	By:	/s/ Yuen May Cheung
Yuen May Cheung
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 19, 2019	By:	/s/ Philip K.H. Chan
Philip K.H. Chan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)