Form 10-Q
period 2019-09-30
ECO ENERGY TECH ASIA, LTD
filed 2019-11-14
CIK 1650505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2019, are not necessarily indicative of the results that can be expected for the year ended December 31, 2019.

ECO ENERGY TECH ASIA, LTD. Condensed Consolidated Financial Statements Nine Months Ended September 30, 2019 and 2018 (Expressed in U.S. dollars) (unaudited)

ECO ENERGY TECH ASIA, LTD.
Condensed consolidated balance sheets
(Expressed in U.S. dollars)

	September 30, 2019 $	December 31, 2018 $
	(unaudited)

Assets

Current assets

Cash	169,191	97,118

Total assets	169,191	97,118

Liabilities

Current liabilities

Accounts payable and accrued liabilities	17,180	6,370
Due to related parties (Note 3)	3,521,313	3,584,350

Total liabilities	3,538,493	3,590,720

Nature of operations and continuance of business (Note 1)
Subsequent events (Note 5)

Stockholders’ deficit

Common stock, 75,000,000 shares authorized, $0.0001 par value 56,200,704 (2018 –50,567,054) shares issued and outstanding	56,201	50,567
Additional paid-in capital	3,050,187	2,907,384
Share subscriptions received (Note 4)	391,670	–
Accumulated other comprehensive income	729,700	714,858
Deficit	(6,051,587)	(5,620,946)

Total Eco Energy Tech Asia, Ltd. stockholders’ deficit	(1,823,829)	(1,948,137)

Non-controlling interest	(1,545,473)	(1,545,465)

Total stockholders’ deficit	(3,369,302)	(3,493,602)

Total liabilities and stockholders’ deficit	169,191	97,118

(The accompanying notes are an integral part of these condensed consolidated financial statements)

ECO ENERGY TECH ASIA, LTD.
Condensed consolidated statements of operations and comprehensive loss
(Expressed in U.S. dollars)
(unaudited)

	Three months ended September 30, 2019 $	Three months ended September 30, 2018 $	Nine months ended September 30, 2019 $	Nine months ended September 30, 2018 $

Expenses

General and administrative	218,840	7,239	430,649	51,809

Total expenses	218,840	7,239	430,649	51,809

Net loss	(218,840)	(7,239)	(430,649)	(51,809)

Loss attributable to non-controlling interest	-	5	8	781

Net loss attributable to Eco Energy Tech Asia, Ltd.	(218,840)	(7,234)	(430,641)	(51,028)

Comprehensive income (loss)

Foreign currency translation gain (loss)	10,118	(4,035)	14,842	2,171

Comprehensive loss for the period	(208,722)	(11,269)	(415,799)	(48,857)

Loss per share attributable to Eco Energy Tech Asia, Ltd., basic and diluted	–	–	(0.01)	–

Weighted average shares outstanding used in the calculation of net loss attributable to Eco Energy Tech Asia, Ltd. per common share	56,200,704	42,203,920	54,945,437	32,254,249

`
(The accompanying notes are an integral part of these condensed consolidated financial statements)

ECO ENERGY TECH ASIA, LTD.
Condensed consolidated statements of stockholders’ deficit
(Expressed in U.S. dollars)
(unaudited)

Nine months ended September 30, 2018 and 2019

	Common stock
	Number of shares	Amount $	Additional paid-in capital $	Share subscriptions received $	Accumulated other comprehensive income $	Deficit $	Non-controlling interest $	Total stockholders’ deficit $

Balance, December 31, 2018	50,567,054	50,567	2,907,384	–	714,858	(5,620,946)	(1,545,465)	(3,493,602)

Common stock issued for cash	5,633,650	5,634	142,803	–	–	–	–	148,437

Share subscriptions received	–	–	–	391,670	–	–	–	391,670

Foreign currency translation gain	–	–	–	–	14,842	–	–	14,842

Net loss for the period	–	–	–	–	–	(430,641)	(8)	(430,649)

Balance, September 30, 2019	56,200,704	56,201	3,050,187	391,670	729,700	(6,051,587)	(1,545,473)	(3,369,302)

Balance, December 31, 2017	24,458,757	24,459	1,403,490	–	498,329	(5,511,151)	(1,544,685)	(5,129,558)

Common stock issued for cash	25,774,631	25,774	1,471,708	–	–	–	–	1,497,482

Foreign currency translation gain	–	–	–	–	2,171	–	–	2,171

Net loss for the period	–	–	–	–	–	(51,028)	(781)	(51,809)

Balance, September 30, 2018	50,233,388	50,233	2,875,198	–	500,500	(5,562,179)	(1,545,466)	(3,681,714)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

ECO ENERGY TECH ASIA, LTD.
Condensed consolidated statements of stockholders’ deficit
(Expressed in U.S. dollars)
(unaudited)

Three months ended September 30, 2018 and 2019

	Common stock
	Number of shares	Amount $	Additional paid-in capital $	Share subscriptions received $	Share subscriptions receivable $	Accumulated other comprehensive income $	Deficit $	Non-controlling interest $	Total stockholders’ deficit $

Balance, June 30, 2019	56,200,704	56,201	3,050,187	104,861	(2,369)	719,582	(5,832,747)	(1,545,473)	(3,449,758)

Common stock issued for cash	–	–	–	–	–	–	–	–	–

Share subscriptions received	–	–	–	286,809	–	–	–	–	286,809

Share subscriptions received	–	–	–	–	2,369	–	–	–	2,369

Foreign currency translation gain	–	–	–	–	–	10,118	–	–	10,118

Net loss for the period	–	–	–	–	–	–	(218,840)	–	(218,840)

Balance, September 30, 2019	56,200,704	56,201	3,050,187	391,670	–	729,700	(6,051,587)	(1,545,473)	(3,369,302)

Balance, June 30, 2018	28,571,672	28,572	1,677,042	–	–	505,950	(5,555,024)	(1,545,467)	(4,888,927)

Common stock issued for cash	21,661,716	21,661	1,198,156	–	–	–	–	–	1,219,817

Foreign currency translation gain	–	–	–	–	–	(5,450)	–	–	(5,450)

Net loss for the period	–	–	–	–	–	–	(7,155)	1	(7,154)

Balance, September 30, 2018	50,233,388	50,233	2,875,198	–	–	500,500	(5,562,179)	(1,545,466)	(3,681,714)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

ECO ENERGY TECH ASIA, LTD.
Condensed consolidated statements of cash flows
(Expressed in U.S. dollars)
(Unaudited)

	Nine months ended September 30, 2019 $	Nine months ended September 30, 2018 $

Operating activities

Net loss	(430,649)	(51,809)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	10,810	–

Net cash used in operating activities	(419,839)	(51,809)

Financing activities

Repayment to related parties	(80,532)	(1,849,046)
Proceeds from issuance of common shares / share subscriptions received	540,107	1,497,482

Net cash provided by (used in) financing activities	459,575	(351,564)

Effect of foreign exchange rate changes on cash	32,337	(13,011)

Change in cash	72,073	(416,384)

Cash, beginning of period	97,118	583,950

Cash, end of period	169,191	167,566

Supplemental disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

ECO ENERGY TECH ASIA, LTD.
Notes to the condensed consolidated financial statements
Nine months ended September 30, 2019 and 2018
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

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2019, the Company has not generated any revenues, has a working capital deficit of $3,369,302, and has an accumulated deficit of $6,051,587. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
Nine months ended September 30, 2019 and 2018
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

3.
RELATED PARTY TRANSACTIONS

(a)
As at September 30, 2019, the Company owed $3,445,801 (December 31, 2018 – $3,511,058) to the President of the Company which is non-interest bearing, unsecured, and due on demand.

(b)
As at September 30, 2019, the Company owed $75,512 (December 31, 2018 - $73,292) to the brother of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

4.
COMMON STOCK

(a)
During the nine months ended September 30, 2019, the Company issued 5,633,650 shares of common stock for proceeds of $148,437.

(b)
During the nine months ended September 30, 2019, the Company received share subscriptions proceeds of $391,670.

5.
SUBSQUENT EVENTS

(a)
On October 27, 2019, the Company issued 6,000,000 common stock to settle $60,000 owed to the President of the Company.

(b)
Subsequent to September 30, 2019, the Company issued 5,469,728 shares of common stock for proceeds of $358,492, of which $351,866 was received as at September 30, 2019.

(c)
Subsequent to September 30, 2019, the Company received share subscriptions proceeds of $18,835.

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

We are a development stage company that has generated no revenues and has had limited operations to date. From January 20, 2015 (date of inception) to September 30, 2019, we have incurred accumulated net losses of $6,051,587. As of September 30, 2019, we had $169,191 in current assets and current liabilities of $3,538,493. Through September 30, 2019, we have issued an aggregate of 56,200,704 shares of our common stock since our inception.

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

On September 9, 2019, we filed a DEF Schedule 14C with the Securities and Exchange Commission whereby the majority of our voting shareholders of common stock voted to change the name of the Company to AIFarm, Ltd. To better reflect the new direction of our business. The Certificate of Amendment is in the process of being filed with the State of Nevada and will be completed in the fourth quarter of 2019. Further, the majority of our voting shareholders of common stock voted to give the Board the authority, in its sole discretion, to initiate a 1:100 reverse split of our outstanding common stock. We anticipate the initiation and completion of this reverse split by the Board in the fourth quarter of 2019.

We have also completed development of our new websites at www.AIfarm.com. and www.drones.earth. We have also initiated discussions with Microgreen, Ltd. With respect for testing our systems.

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

Months 1 through 3

During the first three (3) months we plan to:

●
Shift our office of operation from China to USA
●
Change the Company name to AIFarm, Ltd. To reflect our new business direction as set forth in our DEF Schedule 14C Information Statement filed on September 9, 2019.
●
Initiate a 1:100 reverse split of our outstanding common stock as set forth in our DEF Schedule 14C Information Statement filed on September 9, 2019.
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

Liquidity and Results of Operations

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

For the nine months ended September 30, 2019, we had a net loss of $430,641 compared to $51,809 for the nine months ended September 30, 2018. The increase is mainly due to a $358,456 increase in consulting fees.

Liquidity and Capital Resources

As at September 30, 2019, the Company current assets of $169,191 and current liabilities of $3,538,493 for a working capital deficit of $3,369,302 (December 31, 2018 - $3,493,602).

During the nine months ended September 30, 2019, we received cash of $540,107 for shares issued/share subscriptions received.

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

ITEM 2.   RECENT SALES OF UNREGISTERED SECURITIES

For the nine months ended September 30, 2019, the Company issued 5,633,650 shares of common stock for proceeds of $148,437.

All investors were non-US residents and the issuances were issued in a private placement exempt from registration pursuant to Regulation S under the Securities Act of 1933.

As of September 30, 2019, there were 56,200,704 shares of common stock issued and outstanding.

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

ECO ENERGY TECH ASIA, LTD. (Registrant)

Signature	Title	Date

/s/ Yuen May Cheung
Yuen May Cheung	Chief Executive Officer	November 14, 2019
Principal Executive Officer
/s/ Philip K.H. Chan
Philip K.H. Chan	Chief Financial Officer Principal Financial Officer	November 14, 2019