Form 10-K
period 2019-12-31
AIFARM, LTD.
filed 2020-05-14
CIK 1650505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-207095

AIFARM, Ltd.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Approximately $1,556,702.

As of May 13, 2020, there were 692,997 shares of the registrant’s common stock outstanding.

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

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity, and market size, is based on information from various sources, on assumptions that we have made that are based on those data and other similar sources, and on our knowledge of the markets forour services. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by third parties and by us.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “company,” “our company,” “we,” “us,” and “our” refer to Eco Energy Tech Asia, Ltd. and, when appropriate, its subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

AIFarm, Ltd., formerly Eco Energy Tech Asia, Ltd. (the “Company” “we” or “us”) is a development stage company. We were incorporated under the laws of the state of Nevada on January 20, 2015. To date we have not generated any revenues. We have developed a proprietary growing system that designs and builds custom biodomes ranging in size appropriate for global commercial agricultural concerns as well as small local producers; delivering greater yields per meter than traditional single level greenhouse operations resulting from our multi-tier/multi-level growing system which permits us to grow a greater number of plants. Our fiscal year end is December 31.

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

On November 8, 2019, the Company filed an Amendment to its Certificate of Incorporation (the “Amendment”) with the Nevada Secretary of State changing the name of the Company to AIFarm, Ltd. The Amendment was approved by written consent of the majority of the Company’s shareholders on August 20, 2019. The Company filed an Issuer Notification Form with FINRA which processed the name change effective January 21, 2020. FINRA advised the Company’s ticker symbol is temporarily changed to EYTHD as of January 21, 2020, and after twenty (20) business days, the new ticker symbol shall be AIFM.

On August 20, 2019, a majority of the Company’s shareholders approved a reverse stock split of 1:100 of the Company’s outstanding common stock. The Company filed an Issuer Notification Form with FINRA which processed the reverse stock split as of January 21, 2020.

We have developed a proprietary growing system that designs and builds custom biodomes ranging in size appropriate for global commercial agricultural concerns as well as small local producers; delivering greater yields per meter than traditional single level greenhouse operations as a result of our multi-tie/multi-level system which permits us to grow a greater number of plants. By avoiding a traditional, low-profit commoditized monoculture environment, we can increase profitability by selling a higher yielding and diversified range of high-profit niche produce.

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

We have also completed development of our new websites at www.AIfarm.com.  We have also initiated discussions with Microgreen, Ltd. With respect for testing our systems.

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

Market Information

Our common stock has been quoted on the Pink Sheets under the symbol "AIFM”.

The market for our common stock is limited and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on the OTCQB on a quarterly basis for the periods indicated, as reported by OTC Markets Group. The quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Year Ended December 31, 2018	High	Low
Quarter ended March 31, 2018	$1.70	$5.20
Quarter ended June 30, 2018	$1.80	$2.10
Quarter ended September 30, 2018	$5.90	$2.25
Quarter ended December 31, 2018	$4.00	$2.20
Year Ended December 31, 2019
Quarter ended March 31, 2019	$3.50	$2.20
Quarter ended June 30, 2019	$4.00	$1.40
Quarter ended September 30, 2019	$2.30	$1.50
Quarter ended December 31, 2019	$2.50	$1.10

The last reported bid price of our common stock on the Pink Sheets on April 28, 2020, was $0.11.

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

Equity Compensation Plan Information

None

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, the Company issued 111,034 shares of common stock for proceeds of $506,918, of which $5,250 was recorded as share subscriptions receivable as at December 31, 2019.

On October 27, 2019, the Company issued 60,000 shares of common stock with a fair value of $120,000 to settle $60,000 owed to the President of the Company. This resulted in a gain on settlement of debt of $60,000.

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

Plan of Operations

Company Summary

AIFarm, Ltd., formerly Eco Energy Tech Asia, Ltd. (the “Company” “we” or “us”) is a development stage company. We were incorporated under the laws of the state of Nevada on January 20, 2015. To date we have not generated any revenues. We have developed a proprietary growing system that designs and builds custom biodomes ranging in size appropriate for global commercial agricultural concerns as well as small local producers; delivering greater yields per meter than traditional single level greenhouse operations resulting from our multi-tier/multi-level growing system which permits us to grow a greater number of plants. Our fiscal year end is December 31.

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

On November 8, 2019, the Company filed an Amendment to its Certificate of Incorporation (the “Amendment”) with the Nevada Secretary of State changing the name of the Company to AIFarm, Ltd. The Amendment was approved by written consent of the majority of the Company’s shareholders on August 20, 2019. The Company filed an Issuer Notification Form with FINRA which processed the name change effective January 21, 2020. FINRA advised the Company’s ticker symbol is temporarily changed to EYTHD as of January 21, 2020, and after twenty (20) business days, the new ticker symbol shall be AIFM.

On August 20, 2019, a majority of the Company’s shareholders approved a reverse stock split of 1:100 of the Company’s outstanding common stock. The Company filed an Issuer Notification Form with FINRA which processed the reverse stock split as of January 21, 2020.

Our Business

We have developed a proprietary growing system that designs and builds custom biodomes ranging in size appropriate for global commercial agricultural concerns as well as small local producers; delivering greater yields per meter than traditional single level greenhouse operations as a result of our multi-tie/multi-level system which permits us to grow a greater number of plants. By avoiding a traditional, low-profit commoditized monoculture environment, we can increase profitability by selling a higher yielding and diversified range of high-profit niche produce.

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

We have also completed development of our new website at www.AIfarm.com. We have also initiated discussions with Microgreen, Ltd. With respect for testing our systems.

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

Liquidity and Results of Operations

Comparison of the Year Ended Results – For the Years Ended December 31, 2018 and December 31, 2019

For the year ended December 31, 2019, the Company had a net loss of $547,097 compared to $110,575 for the year ended December 31, 2018.

Expenses

Total expenses increased to $487,134 for the year ended December 31,2019, as compared to $85,297 for the year ended December 31,2018. The increase is mainly due to $412,740 in consulting fees compared to $19,635 in the prior year.

Liquidity and Capital Resources

As at December 31, 2019, the Company current assets of $88,274 and current liabilities of $3,481,646 for a working capital deficit of $3,393,372 (2018 – 3,493,602).

During the year ended December 31, 2019, the Company issued 111,034 shares of common stock for proceeds of $501,668, of which $5,250 was recoded as share subscriptions receivable as at December 31,2019.

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

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements expressing substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Not applicable

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur becauseof simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and position of each of our directors and executive officers are as follows:

Name	Age	Position

Yuen May Cheung	54	Chief Executive Officer, President and Director

Philip K.H. Chan	43	Chief Financial Officer (Appointed March 16, 2016)

Yuen May Cheung, Age 54, Chief Executive Officer, President and Director

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

Philip K.H. Chan, Age 43, Chief Financial Officer

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

Outstanding Equity Awards at 2019 Fiscal Year-End

We do not currently have a stock option plan or any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception; accordingly, none were outstanding at December 31, 2019.

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

The percentage ownership information shown in the table below is calculated based on 676,827 shares of our common stock issued and outstanding as of the date of this Annual Report. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of Class of Beneficial Ownership	Name of Beneficial Owner	Amount and Nature	Percentage of Class
Common Stock	Yuen May Cheung, Chief Executive Officer, President and Director	350,000 (D)	51.71%

Common Stock	Philip K.H. Chan	700 (D)	0.001%
All officers and directors as a group		357,000(D)	51.71%

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

We do not have any issued and outstanding securities that are convertible into common stock. None of our stockholders are entitled to registration rights.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As at December 31, 2019, the Company owed $3,343,936 (2018 – $3,511,058) to the President of the Company which is non-interest bearing, unsecured, and due on demand.

As at December 31, 2019, the Company owed $77,149 (2018 - $73,292) to the brother of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

On October 27, 2019, the Company issued 60,000 shares of common stock with a fair value of $120,000 to settle $60,000 owed to the President of the Company. This resulted in a gain on settlement of debt of $60,000.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We were billed by our former independent public accounting firm, Saturna Group Chartered Professional Accountants LLP, for the following professional services they performed for us during the years ended December 31, 2019 and 2018 as set forth in the table below.

	Year Ended December 31,
	2019	2018
Audit fees	$18,000	$9,000
Audit-related fees	$nil	$nil
Tax fees	$nil	$nil
All other fees	$18,000	$9,000

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

AIFARM, LTD.

Dated: May 14, 2020	By:	/s/ Yuen May Cheung
Yuen May Cheung
President and Chief Executive Officer

Dated: May 14, 2020	By:	/s/ Philip K.H. Chan
Philip K.H. Chan
Chief Financial Officer

Signature	Title	Date

/s/ Yuen May Cheung	President and Chief Executive Officer (Principal Executive Officer) and Director	May 14, 2020
Yuen May Cheung

/s/ Philip K.H. Chan	Chief Financial Officer (Principal Financial and Accounting Officer)	May 14, 2020
Philip K.H. Chan

AIFARM, LTD. (formerly Eco Energy Tech Asia, Ltd.) Consolidated Financial Statements Years Ended December 31, 2019 and 2018 (Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AIFarm, Ltd. (formerly Eco Energy Tech Asia, Ltd.)

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of AIFarm, Ltd. (formerly Eco Energy Tech Asia, Ltd.) (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended and related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2019 and 2018, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, as at December 31, 2019, the Company has not generated any revenues, has a working capital deficit of $3,393,372, and has an accumulated deficit of $6,168,035. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

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

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

We have served as the Company’s auditor since 2019

Vancouver, Canada

May 14 ,2020

AIFARM, LTD.
(formerly Eco Energy Tech Asia, Ltd.)
Consolidated statements of financial position
(Expressed in U.S. dollars)

	December 31, 2019 $	December 31, 2018 $

Assets

Current assets

Cash	88,274	97,118

Total assets	88,274	97,118

Liabilities

Current liabilities

Accounts payable and accrued liabilities	5,829	6,370
Advances payable (Note 3)	54,732	–
Due to related parties (Note 4)	3,421,085	3,584,350

Total liabilities	3,481,646	3,590,720

Nature of operations and continuance of business (Note 1)
Subsequent event (Note 6)

Stockholders’ deficit

Common stock, 75,000,000 shares authorized, $0.0001 par value 676,827 (2018 – 505,793) shares issued and outstanding	68	51
Additional paid-in capital	3,584,801	2,957,900
Share subscriptions received (Note 5)	29,394	–
Share subscriptions receivable (Note 5)	(5,250)	–
Accumulated other comprehensive income	711,123	714,858
Deficit	(6,168,035)	(5,620,946)

Total Eco Energy Tech Asia, Ltd. stockholders’ deficit	(1,847,899)	(1,948,137)

Non-controlling interest	(1,545,473)	(1,545,465)

Total stockholders’ deficit	(3,393,372)	(3,493,602)

Total liabilities and stockholders’ deficit	88,274	97,118

(The accompanying notes are an integral part of these consolidated financial statements)

AIFARM, LTD.
(formerly Eco Energy Tech Asia, Ltd.)
Consolidated statements of operations and comprehensive loss
(Expressed in U.S. dollars)

	Year ended December 31, 2019 $	Year ended December 31, 2018 $

Expenses

General and administrative	487,134	85,297

Total expenses	487,134	85,297

Loss before other income (expense)	(487,134)	(85,297)

Other income (expense)

Loss on settlement of related party debt (Note 5)	(60,000)	(26,000)
Interest income	37	722

Total other income (expense)	(59,963)	(25,278)

Net loss	(547,097)	(110,575)

Loss attributable to non-controlling interest	8	780

Net loss attributable to Eco Energy Tech Asia, Ltd.	(547,089)	(109,795)

Other comprehensive income (loss)

Foreign currency translation gain (loss)	(3,735)	216,529

Comprehensive income (loss) for the year	(550,824)	106,734

Loss per share attributable to Eco Energy Tech Asia, Ltd. shareholders, basic and diluted	(0.97)	(0.30)

Weighted average shares outstanding used in the calculation of net loss attributable to Eco Energy Tech Asia, Ltd. per common share	566,114	368,650

(The accompanying notes are an integral part of these consolidated financial statements)

AIFARM, LTD.
(formerly Eco Energy Tech Asia, Ltd.)
Consolidated statements of stockholders’ deficit
(Expressed in U.S. dollars)

	Common stock
	Number of shares	Amount $	Additional paid-in capital $	Share subscriptions received $	Share subscriptions receivable $	Accumulated other comprehensive income $	Deficit $	Non-controlling interest $	Total stockholders’ deficit $

Balance, December 31, 2017	244,710	25	1,427,924	–	–	498,329	(5,511,151)	(1,544,685)	(5,129,558)

Common stock issued for cash	81,083	8	703,994	–	–	–	–	–	704,002

Common stock issued to settle related party debt	180,000	18	825,982	–	–	–	–	–	826,000

Foreign currency translation adjustment	–	–	–	–	–	216,529	–	–	216,529

Net loss for the year	–	–	–	–	–	–	(109,795)	(780)	(110,575)

Balance, December 31, 2018	505,793	51	2,957,900	–	–	714,858	(5,620,946)	(1,545,465)	(3,493,602)

Common stock issued for cash	111,034	11	506,907	–	(5,250)	–	–	–	501,668

Common stock issued to settle related party debt	60,000	6	119,994	–	–	–	–	–	120,000

Share subscriptions received	–	–	–	29,394	–	–	–	–	29,394

Foreign currency translation adjustment	–	–	–	–	–	(3,735)	–	–	(3,735)

Net loss for the year	–	–	–	–	–	–	(547,089)	(8)	(547,097)

Balance, December 31, 2019	676,827	68	3,584,801	29,394	(5,250)	711,123	(6,168,035)	(1,545,473)	(3,393,372)

(The accompanying notes are an integral part of these consolidated financial statements)

AIFARM, LTD.
(formerly Eco Energy Tech Asia, Ltd.)
Consolidated statements of cash flows
(Expressed in U.S. dollars)

	Year ended December 31, 2019 $	Year ended December 31, 2018 $

Operating activities

Net loss	(547,097)	(110,575)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of related party debt	60,000	26,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(541)	4,067
Due to related parties	(103,265)	(1,326,855)

Net cash used in operating activities	(590,903)	(1,407,363)

Financing activities

Advances payable	54,732	–
Proceeds from common stock issued / share subscriptions received	531,062	704,002

Net cash provided by financing activities	585,794	704,002

Effect of foreign exchange rate changes on cash	(3,735)	216,529

Change in cash	(8,844)	(486,832)

Cash, beginning of year	97,118	583,950

Cash, end of year	88,274	97,118

Non-cash investing and financing activities:
Common stock issued to settle related party debt	120,000	826,000

Supplemental disclosures:
Interest paid	–	–
Income taxes paid	–	–
(The accompanying notes are an integral part of these consolidated financial statements)

AIFARM, LTD.
(formerly Eco Energy Tech Asia, Ltd.)
Notes to the consolidated financial statements
Years ended December 31, 2019 and 2018
(Expressed in U.S. dollars)

1.
NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

Eco Energy Tech Asia, Ltd. (the “Company”) was incorporated in the State of Nevada January 20, 2015. On January 21, 2020, the Company changed its name to AIFarm, Ltd.

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

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on the Company is not currently determinable, but management continues to monitor the situation.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2019, the Company has not generated any revenues, has a working capital deficit of $3,393,372, and has an accumulated deficit of $6,168,035. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.
SIGNIFICANT ACCOUNTING POLICIES

(a)
Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EETA and 3CI, and 92.4% owned subsidiary 7CI. All inter-company accounts and transactions have been eliminated on consolidation.

AIFARM, LTD.
(formerly Eco Energy Tech Asia, Ltd.)
Notes to the consolidated financial statements
Years ended December 31, 2019 and 2018
(Expressed in U.S. dollars)

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(e)
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

(f)
Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. The functional currency of EETA is the Hong Kong dollar. The functional currency of 3CI and 7CI is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

The assets and liabilities of EETA, 3CI, and 7CI are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Revenue and expenses are translated using the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income (loss).

AIFARM, LTD.
(formerly Eco Energy Tech Asia, Ltd.)
Notes to the consolidated financial statements
Years ended December 31, 2019 and 2018
(Expressed in U.S. dollars)

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)

(g)
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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, advances payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(h)
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

(i)
Comprehensive Loss

Comprehensive loss consists of net loss and other related gains and losses affecting stockholders’ equity that are excluded from net income or loss. As at December 31, 2019 and 2018, comprehensive loss includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

AIFARM, LTD.
(formerly Eco Energy Tech Asia, Ltd.)
Notes to the consolidated financial statements
Years ended December 31, 2019 and 2018
(Expressed in U.S. dollars)

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)

(j)
Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.
ADVANCES PAYABLE

As at December 31, 2019, the Company owes $54,732 (2018 - $nil) to various individuals who overpaid on their share subscriptions.

4.
RELATED PARTY TRANSACTIONS

(a)
As at December 31, 2019, the Company owed $3,343,936 (2018 – $3,511,058) to the President of the Company which is non-interest bearing, unsecured, and due on demand.

(b)
As at December 31, 2019, the Company owed $77,149 (2018 - $73,292) to the brother of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

5.
COMMON STOCK

(a)
During the year ended December 31, 2019, the Company issued 111,034 shares of common stock for proceeds of $506,918, of which $5,250 was recorded as share subscriptions receivable as at December 31, 2019.

(b)
As at December 31, 2019, the Company has share subscriptions received of $29,394 (2018 - $nil).

(c)
On October 27, 2019, the Company issued 60,000 shares of common stock with a fair value of $120,000 to settle $60,000 owed to the President of the Company. This resulted in a loss on settlement of debt of $60,000.

(d)
During the year ended December 31, 2018, the Company issued 81,803 shares of common stock for proceeds of $704,002.

(e)
On July 1, 2018, the Company issued 100,000 shares of common stock with a fair value of $410,000 to settle $500,000 owed to the President of the Company. This resulted in a gain on settlement of debt of $90,000.

(f)
On September 13, 2018, the Company issued 80,000 shares of common stock with a fair value of $416,000 to settle $300,000 owed to the President of the Company. This resulted in a loss on settlement of debt of $116,000.

AIFARM, LTD.
(formerly Eco Energy Tech Asia, Ltd.)
Notes to the consolidated financial statements
Years ended December 31, 2019 and 2018
(Expressed in U.S. dollars)

6.
INCOME TAXES

The Company has net operating losses carried forward of $6,705,299 available to offset taxable income in future years which commence expiring in the year 2033.

The Company is subject to United States federal and state income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2019 $	2018 $

Net loss before income taxes	(547,089)	(110,575)
Statutory income tax rate	21%	21%

Expected income tax provision (recovery)	(114,889)	(23,221)
Change in valuation allowance	114,889	23,221

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2019 and 2018 are as follows:

	2019 $	2018 $

Net operating losses carried forward	1,408,113	1,293,224
Valuation allowance	(1,408,113)	(1,293,224)

Net deferred income tax asset	–	–

7.
SUBSEQUENT EVENT

Subsequent to December 31, 2019, the Company effected a 1-for-100 share consolidation. All share amounts have been retroactively restated for all periods presented.